Form 10-Q
period 2007-06-30
Verso Paper Holdings LLC
filed 2007-08-14
CIK 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

333-142283
Commission file number

Verso Paper Holdings LLC
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
56-2597634
(IRS Employer Identification Number)

6775 Lenox Center Court
Memphis, Tennessee 38115
(901) 369-4100
(Address of principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No  ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes     No  ✓

As of July 31, 2007, there was one outstanding limited liability company interest of the issuer.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED) OF VERSO PAPER HOLDINGS LLC (SUCCESSOR) AND COATED AND SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands of U.S. dollars)	2007	2006

ASSETS
Current Assets
Cash	$41,723	$112,448
Accounts receivable - net	111,398	113,489
Accounts receivable from International Paper Company - net	14,456	8,217
Inventories	172,925	140,503
Prepaid expenses and other assets	2,220	5,880

Total Current Assets	342,722	380,537

Property, plant & equipment - net	1,184,368	1,212,002
Intangibles & other assets - net	94,043	89,304
Goodwill	10,551	10,551

Total Assets	$1,631,684	$1,692,394

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$114,175	$117,103
Accounts payable to International Paper Company	42,805	29,273
Accrued liabilities	81,701	80,200
Current maturities of long-term debt	2,850	2,850

Total Current Liabilities	241,531	229,426

Long-term debt	1,155,013	1,156,438
Other liabilities	25,632	26,817

Total liabilities	1,422,176	1,412,681

Members' equity	209,508	279,713

Total Liabilities And Members' Equity	$1,631,684	$1,692,394

See notes to Successor's unaudited consolidated financial statements.

VERSO PAPER HOLDINGS LLC (SUCCESSOR) AND COATED &
SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Successor	Predecessor	Successor	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Net sales	$372,602	$379,264	$732,408	$769,040

Costs and expenses
Cost of products sold -
(exclusive of depreciation and amortization)	332,843	315,841	649,194	658,887
Depreciation and amortization	29,688	31,450	59,283	62,958
Selling, general and administrative expenses	8,765	15,254	19,671	30,937
Restructuring and other charges	6,970	-	12,243	(322)

Operating income (loss)	(5,664)	16,719	(7,983)	16,580

Interest income	(174)	(13)	(1,095)	(19)
Interest expense	28,393	3,633	56,925	7,159

Income (loss) before income taxes	(33,883)	13,099	(63,813)	9,440

Income tax expense	-	5,161	-	3,719

Net income (loss)	$(33,883)	$7,938	$(63,813)	$5,721

Included in the financial statement line items above
are related-party transactions as follows
(Notes 3 and 9, respectively):
Net sales	37,260	39,401	70,718	70,001
Purchases included in cost of products sold	1,499	49,032	2,661	111,299
Selling, general and administrative expenses	693	8,809	1,386	17,059
Restructuring and other charges	1,611	-	3,511	-

See notes to Successor's unaudited consolidated financial statements and Predecessor's unaudited combined financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			Accumulated
			Other	Total
		Retained	Comprehensive	Members'
(In thousands of U.S. dollars)	Paid-in-Capital	(Deficit)	Loss	Equity

Beginning balance - January 1, 2007	$289,286	$(1,832)	$(7,741)	$279,713
Net loss	-	(63,813)	-	(63,813)
Other comprehensive income:
Prior service cost amortization	-	-	393	393
Comprehensive income	-	(63,813)	393	(63,420)
Cash distribution	-	(7,256)	-	(7,256)
Equity award expense	471	-	-	471
Ending balance - June 30, 2007	$289,757	$(72,901)	$(7,348)	$209,508

See notes to Successor's unaudited consolidated financial statements.

VERSO PAPER HOLDINGS LLC (SUCCESSOR) AND COATED &
SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Consolidated	Combined
	Six Months
	Ended June 30,
(In thousands of U.S. dollars)	2007	2006

Cash Flows From Operating Activities:
Net Income (Loss)	$(63,813)	$5,721
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation	59,283	62,958
Amortization	2,716	-
Loss (gain) on disposal of fixed assets	(48)	1,239
Other - net	864	1,089
Changes in assets and liabilities:
Accounts receivable	(4,148)	6,657
Inventories	(30,884)	(50,747)
Prepaid expenses and other assets	(5,791)	(9,363)
Accounts payable	10,604	(4,659)
Accrued liabilities	117	(3,375)
Net cash provided by (used in) operating activities	(31,100)	9,520

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	238	32
Capital expenditures	(31,182)	(20,982)
Net cash used in investing activities	(30,944)	(20,950)

Cash Flows From Financing Activities:
Repayments of debt	(1,425)	(550)
Equity contributions (distributions)	(7,256)	11,963
Net cash provided by (used in) financing activities	(8,681)	11,413

Change In Cash	(70,725)	(17)

Cash:
Beginning of period	112,448	46
End of period	$41,723	$29

See notes to Successor's unadudited consolidated financial statements and Predecessor's unaudited combined financial statements.

VERSO PAPER HOLDINGS LLC (SUCCESSOR)

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007

1.   BACKGROUND AND BASIS OF PRESENTATION

Unless otherwise noted, the terms the “Company”, “Verso Paper”, “we,” “us”, and “our” refer collectively to Verso Paper Holdings LLC, a newly formed Delaware limited liability company, and its subsidiaries after giving effect to the consummation of the Transactions (as defined below).  References to the “Division”, “C&SC Papers” or “Predecessor” refer to the Coated and Supercalendered Papers Division of International Paper Company.

On August 1, 2006, we acquired the assets and certain of the liabilities of the Coated and Supercalendered Papers Division of International Paper Company located at the mills in Jay, Maine, Bucksport, Maine, Quinnesec, Michigan and Sartell, Minnesota, together with related other facilities and assets and certain administrative and sales and marketing functions (collectively, the “Acquisition”) pursuant to the terms of an Agreement of Purchase and Sale (the “Purchase and Sale Agreement”) we entered into with International Paper Company (“International Paper”) on June 4, 2006.

We were formed by affiliates of Apollo Management, L.P. (“Apollo”) for the purpose of consummating the Acquisition. In connection with the Acquisition we issued $1,185 million of debt (the “Financing”), consisting of a $285 million term loan B facility (the “Term Loan B”), $600 million of second-priority senior secured notes, and $300 million of senior subordinated notes.  We also raised a $200 million revolving credit facility (together with the Term Loan B, the “Senior Secured Credit Facilities”), which was undrawn at the closing of the Acquisition.  In addition to the Financing, affiliates of Apollo, International Paper and certain members of our senior management team contributed approximately $289 million of equity to our parent companies.

As used in this report, the term “Transactions” means, collectively, the Acquisition and the Financing.  Included in this report are financial statements for the Predecessor for the three-month and six-month periods ended on June 30, 2006, the date prior to Acquisition.  The financial statements of Verso Paper are presented for the three-month and six-month periods ended on June 30, 2007.

In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the Notes to the unaudited consolidated financial statements, such adjustments are of a normal, recurring nature.  Results for the periods ended June 30, 2007, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of December 31, 2006, included in our registration statement on Form S-4.

Verso Paper, a wholly-owned subsidiary of Verso Paper Finance Holdings LLC (“Holdings”), operates in three operating segments: Coated & supercalendared papers, Hardwood market pulp, and Other, consisting of specialty industrial paper. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets. The Company includes mills and related woodyards in Bucksport and Jay, Maine; Quinnesec, Michigan; and Sartell, Minnesota. The Company also includes an investment in an energy producing asset located at the Bucksport, Maine, facility.

2.   RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets and liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not evaluated the provisions of SFAS No. 157 to determine the impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  The Statement is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The Company has not evaluated the provisions of SFAS No. 159 to determine the impact on the Company’s consolidated results of operations or consolidated financial position.

Accounting for Uncertainty in Income Taxes—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of this interpretation beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments—In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140, which provides entities relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated in accordance with SFAS No. 133. This statement was effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

3.   ACQUISITION

On August 1, 2006, Verso Paper acquired C&SC Papers, a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  The purchase price for C&SC Papers as of the acquisition date was $1.4 billion.  The purchase price was paid partially in cash and partially through a 10% limited partnership interest in Verso Paper Investments, L.P., Verso Paper’s indirect parent company. The acquisition agreement contains various representations, warranties and covenants customary to transactions of this type.

4.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category include the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2007	2006

Raw materials	$21,743	$22,147
Woodyard logs	4,735	5,026
Work-in-process	17,485	19,012
Finished goods	97,188	63,894
Replacement parts and other supplies	31,774	30,424

Inventories	$172,925	$140,503

The Company had approximately $0.7 million of restricted cash related to an asset retirement obligation in the state of Michigan that is reflected in Other assets in the accompanying balance sheet on June 30, 2007.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to the company’s asset retirement obligations:

Six Months
Ended
June 30,
(In thousands of U.S. dollars)	2007

Asset retirement obligations, January 1	$11,855
New liabilities	310
Accretion expense	295
Adjustment to existing liabilities	23

Asset retirement obligations, June 30	$12,483

This liability is included in Other liabilities in the accompanying consolidated balance sheet.

Depreciation expense was $29.6 million and $58.9 million for the three-month and six-month periods ended June 30, 2007, respectively.

5.   INTANGIBLES & OTHER ASSETS

Intangibles and other assets consist of the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2007	2006

Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $0.5 million and
$0.2 million, respectively	$12,813	$13,070
Patents - net of accumulated amortization of $0.11 million and $0.05 million,
respectively	1,033	1,100
Total amortizable intangible assets	13,846	14,170

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $5.0 million and
$2.3 million, respectively	39,177	41,893
Deferred major repair	6,757	6,008
Deferred software cost-net of accumulated amortization of $0.3 million	3,565	-
Replacement parts-net	2,097	1,729
Other	7,128	4,031
Total other assets	58,724	53,661

Intangibles and other assets	$94,043	$89,304

Approximately $0.1 million and $0.3 million of intangible amortization are reflected in depreciation and amortization expense for the three-month and six-month periods ended June 30, 2007, respectively.

Software cost incurred as part of a major systems project was capitalized and is being amortized over its anticipated useful life of approximately three years.  Approximately $0.2 million and $0.3 million of software amortization are reflected in selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2007, respectively.

6.   LONG-TERM DEBT

A summary of long-term debt is as follows:

			June 30,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2007	2006

Term Loan B	8/1/2013	Libor + 1.75%	257,863	259,288
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	Libor + 3.75%	250,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000

			1,157,863	1,159,288
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,155,013	$1,156,438

Interest expense was approximately $28.4 million and $10.5 million interest was paid during the three-month period ended June 30, 2007.  Interest expense was approximately $56.9 million and $54.6 million interest was paid during the six-month period ended June 30, 2007.  In conjunction with the Acquisition, Verso Paper assumed none of the historical debt of the Predecessor.

Amortization of debt issuance costs was approximately $1.3 million and $2.7 million for the three-month and six-month periods ended June 30, 2007, respectively, and is included in interest expense in the accompanying consolidated statement of operations.

The Company is a 100% owned subsidiary of our parent, Holdings.  In January 2007, Holdings entered into a $250 million senior unsecured floating rate term loan facility with a maturity of six years.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Holdings has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid a distribution of $7.3 million to Holdings in second quarter 2007.  The Company has no obligation to issue distributions to Holdings.  Holdings can, at its option, choose to forgo cash interest payments on the loan and choose to instead pay interest in kind.

7.   RETIREMENT PLANS

The company maintains a defined benefit pension plan that provides retirement benefits to hourly employees in Androscoggin, Bucksport and Sartell.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  The Company made a contribution of $1.6 million in second quarter 2007 which is attributable to the 2007 plan year.  The Company currently expects to make additional contributions of $5.2 million in 2007, of which approximately $2.2 million is related to the 2006 plan year.

7.   RETIREMENT PLANS (CONTINUED)

The following table summarizes the components of net periodic expense:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2007	2007

Components of net periodic pension cost:
Service cost	$1,253	$2,507
Interest cost	149	298
Amortization of prior service cost	196	392

Net periodic pension cost	$1,598	$3,197

8.   MANAGEMENT EQUITY AWARDS

Certain members of management were granted the right to purchase “Class A” units of Verso Paper Management LP (a limited partner of the ultimate parent of Verso Paper Holdings, LLC).  In addition, certain members of management were granted “Class B” and “Class C” units.  The Class B units vest over a 5 year period, 20% at the end of each year of service.  The Class C units will vest only if certain performance targets are met.  Directors were granted “Class D” units of Verso Paper Management LP, which are currently vested.

During the six-month period ended June 30, 2007, additional “Class B” and “Class D” units were granted.  The fair value of the additional units granted was approximately $0.6 million.  Equity award expense of $0.1 million and $0.5 million was recognized in the three-month and six-month periods ended June 30, 2007, respectively.

9.   RELATED PARTY TRANSACTIONS

In conjunction with the Transaction, we entered into a Transition Service Agreement with International Paper whereby International Paper will continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  The charges for the three-month and six-month periods ended June 30, 2007, were $1.6 million and $3.5 million, respectively.

The Company had net sales to International Paper of approximately $37.3 million and $70.7 million for the three months and six months ended June 30, 2007, respectively.  The Company had purchases from International Paper of approximately $1.5 million and $2.7 million for the three months and six months ended June 30, 2007, respectively.

Under a management agreement, we paid Apollo and its affiliates an annual fee of $2.8 million of which $0.7 million and $1.4 million was expensed during the three-month and six-month periods ended June 30, 2007, respectively.

9.   RELATED PARTY TRANSACTIONS (CONTINUED)

In January 2007, Holdings, our indirect parent company, entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  Holdings has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid a distribution of $7.3 million to Holdings in second quarter 2007.  The Company has no obligation to issue distributions to Holdings.  Holdings can, at its option, choose to forgo cash interest payments on the loan and choose to instead pay interest in kind.

10.  RESTRUCTURING AND OTHER CHARGES

Included in restructuring and other charges are one-time costs for us to operate as a stand-alone business. The charges for the three-month period ended June 30, 2007, were $7.0 million, which included $1.6 million of Transition Service Agreement costs.  The charges for the six-month period ended June 30, 2007, were $12.3 million, which included $3.5 million of Transition Service Agreement costs.

11.  COMMITMENTS AND CONTINGENCIES

Contingencies— Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims are pending against the Company and its subsidiaries. Although the Company cannot predict the outcome of these claims, after consulting with counsel, management is of the opinion that when resolved, these claims will not have a material adverse effect on the consolidated financial statements of the Company.

In December 2006, a federal grand jury in Connecticut indicted Stora Enso North America Corporation (“SENA”) for allegedly participating in a price-fixing conspiracy with a competitor with respect to the sale of coated papers.  The federal government alleged that the price-fixing activity occurred between August 2002 and June 2003, a period when our business was a division of International Paper.  In July 2007, the federal government prosecuted its case against SENA before a jury in the federal district court in Connecticut.  During the trial, it was revealed that the alleged co-conspirator of SENA was a competitor other than International Paper.  At the conclusion of the trial, the jury acquitted SENA of the price-fixing charge.  The Company understands that related civil cases against SENA remain pending. Based on these developments, management believes that the Company will not incur any material liabilities arising from the alleged price-fixing activities or the ensuing litigation.

In connection with the Acquisition, we assumed a twelve-year supply agreement with Thilmany LLC for the products produced from our paper machine No. 5 at the Androscoggin mill.  This agreement requires Thilmany to pay us a variable charge for the paper purchased and a fixed charge for the availability of the No. 5 paper machine.  We are responsible for the No. 5 machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  As defined in the agreement, Thilmany has the right to terminate the agreement if certain events occur.

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport paper mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in Other assets in the accompanying balance sheet at June 30, 2007.

12.  INFORMATION BY INDUSTRY SEGMENT

The Company operates in three operating segments, Coated and supercalendered papers, Hardwood market pulp, and Other, consisting of specialty industrial paper. The Company operates in one geographic segment, the United States. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendared papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.

The following table summarizes the industry segment for the three-month and six-month periods ended June 30, 2007:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2007	2007

Net Sales:
Coated	$326,110	$640,872
Pulp	36,663	72,710
Other	9,829	18,826

Total	$372,602	$732,408

Operating Loss:
Coated	$(13,060)	$(20,877)
Pulp	8,279	15,104
Other	(883)	(2,210)

Total	$(5,664)	$(7,983)

Depreciation and Amortization:
Coated	$24,375	$49,100
Pulp	4,616	8,834
Other	697	1,349

Total	$29,688	$59,283

Capital Spending:
Coated	$18,995	$29,373
Pulp	653	827
Other	510	982

Total	$20,158	$31,182

13.  DERIVATIVES

In the normal course of business, the Company utilizes derivatives contracts as part of its risk management strategy to manage risks associated with market fluctuations in energy prices.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. The Company manages credit risk by entering into financial instrument transactions only through approved counterparties. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices. The Company manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the amount the Company would receive or pay in the market to replace the derivatives as of the valuation date. Fair value is determined using available market information. The Company enters into fixed-price swaps as economic hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  Fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal. Net losses on open derivative contracts of $1.5 million were recorded at June 30, 2007.  These net losses were recognized in cost of products sold for the quarter ended June 30, 2007.

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Verso Paper Holdings LLC (the “Company” or “Parent Issuer”) and Verso Paper Inc, (“Co-Issuer”) are the issuers of 9.125% of Second Priority Senior Secured Fixed Rate Notes due 2014, Second Priority Senior Secured Floating Rate Notes due 2014 and 11.375% Senior Subordinated Notes due 2014 (the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries, except Verso Paper Inc. (“Guarantor Subsidiaries”).  All subsidiaries other than the Guarantor Subsidiaries are minor.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Prior to the Acquisition, the Predecessor was operated as a Division of International Paper Company and there were no separate legal entities.

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. Investments in our subsidiaries are accounted for under the equity method. Accordingly, the entries necessary to consolidate the Parent Issuer and Guarantor Subsidiaries are reflected in the Intercompany Eliminations column.

Unaudited Condensed Consolidating Balance Sheet
as of December 31, 2006

(In thousands of U.S. dollars)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$380,537	$-	$380,537
Property and equipment, net	-	-	1,212,002	-	1,212,002
Intercompany receivable	1,191,057	-	-	(1,191,057)	-
Investment in subsidiaries	237,820	-	-	(237,820)	-
Non-current assets	41,893	-	57,962	-	99,855

Total assets	$1,470,770	$-	$1,650,501	$(1,428,877)	$1,692,394

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$34,619	$-	$194,807	$-	$229,426
Intercompany payable	-	-	1,191,057	(1,191,057)	-
Long-term debt	1,156,438	-	-	-	1,156,438
Other long-term liabilities	-	-	26,817	-	26,817
Members’ equity	279,713	-	237,820	(237,820)	279,713

Total liabilities and members’ equity	$1,470,770	$-	$1,650,501	$(1,428,877)	$1,692,394

Certain previously reported amounts have been reclassified to agree with current presentation.

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Unaudited Condensed Consolidating Balance Sheet
as of June 30, 2007

(In thousands of U.S. dollars)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$342,722	$-	$342,722
Property and equipment, net	-	-	1,184,368	-	1,184,368
Intercompany receivable	1,189,570	-	-	(1,189,570)	-
Investment in subsidiaries	170,331	-	-	(170,331)	-
Non-current assets	39,177	-	65,417	-	104,594

Total assets	$1,399,078	$-	$1,592,507	$(1,359,901)	$1,631,684

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$34,557	$-	$206,974	$-	$241,531
Intercompany payable	-	-	1,189,570	(1,189,570)	-
Long-term debt	1,155,013	-	-	-	1,155,013
Other long-term liabilities	-	-	25,632	-	25,632
Members’ equity	209,508	-	170,331	(170,331)	209,508

Total liabilities and members’ equity	$1,399,078	$-	$1,592,507	$(1,359,901)	$1,631,684

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$372,602	$-	$372,602
Cost of products sold (exclusive
of depreciation and amortization)	-	-	332,843	-	332,843
Depreciation and amortization	-	-	29,688	-	29,688
Selling, general and adminstrative	-	-	8,765	-	8,765
Restructuring and other charges	-	-	6,970	-	6,970
Interest income	(28,294)	-	(174)	28,294	(174)
Interest expense	28,294	-	28,393	(28,294)	28,393
Equity in net loss of subsidiaries	(33,883)	-	-	33,883	-

Income income (loss) before
income taxes	(33,883)	-	(33,883)	33,883	(33,883)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(33,883)	$-	$(33,883)	$33,883	$(33,883)

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Unaudited Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$732,408	$-	$732,408
Cost of products sold (exclusive of
depreciation and amortization)	-	-	649,194	-	648,577
Depreciation and amortization	-	-	59,283	-	59,283
Selling, general and adminstrative	-	-	19,671	-	19,671
Restructuring and other charges	-	-	12,243	-	12,243
Interest income	(56,486)	-	(1,095)	56,486	(1,095)
Interest expense	56,486	-	56,925	(56,486)	56,925
Equity in net loss of subsidiaries	(63,813)	-	-	63,813	-

Income income (loss) before
income taxes	(63,813)	-	(63,813)	63,813	(63,813)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(63,813)	$-	$(63,813)	$63,813	$(63,813)

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$-	$-	$(31,100)		$(31,100)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	238	-	238
Capital expenditures	-	-	(31,182)	-	(31,182)

Net cash used in investing activities	-	-	(30,944)	-	(30,944)

Cash flows from financing activities:
Equity distributions	-	-	(7,256)	-	(7,256)
Repayment of advances to
subsidiaries	1,425	-	(1,425)	-	-
Payments on long-term debt
under credit agreement	(1,425)	-	-	-	(1,425)

Net cash used in
financing activities	-	-	(8,681)	-	(8,681)

Net change in cash and
cash equivalents	-	-	(70,725)	-	(70,725)
Cash and cash equivalents:
Beginning of period	-	-	112,448	-	112,448

End of period	$-	$-	$41,723	$-	$41,723

COATED & SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

CONDENSED NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006

1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited combined financial statements include all adjustments that are necessary for the fair presentation of the Coated & Supercalendered Papers Division (“C&SC Papers” or the “Division”) of International Paper Company (“IPCO” or the “Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the condensed Notes to combined financial statements, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full-year results.

The Division operates in three operating segments: Coated & supercalendared papers, Hardwood market pulp, and Other, consisting of uncoated copy paper and specialty industrial paper. The Division’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendared papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets. The Division includes mills and related woodyards in Bucksport and Jay, Maine; Quinnesec, Michigan; and Sartell, Minnesota. The Division also includes investments in two energy-producing assets located at the Bucksport and Jay, Maine, facilities.

During the periods presented, the Division was under the control of IPCO. The operating results and financial position of the Division were impacted by the nature of this relationship (see Note 3).

2.   RESTRUCTURING AND OTHER CHARGES

In March 2006, the reserve related to the permanent closure of No. 1 paper machine at the Jay, Maine mill was adjusted to reflect actual costs, resulting in a reversal of approximately $0.3 million of the recorded reserve.  Amounts are reflected in Restructuring and other charges in the accompanying combined statements of operations.

3.   TRANSACTIONS WITH IPCO AND AFFILIATES

Certain services are provided to the Division by IPCO, including corporate management, legal, accounting and tax, treasury, payroll and benefits administration, certain incentive compensation, risk management, information technology and centralized transaction processing. These expenses are included in Selling, general and administrative expenses and Cost of products sold in the accompanying combined statements of operations. Expenses for such corporate services included in Selling, general and administrative expenses totaled $8.8 million and $17.1 million for the three months and six months ended June 30, 2006, respectively.  Expenses for such corporate services included in Cost of products sold totaled $2.8 million and $4.8 million for the three months and six months ended June 30, 2006, respectively.  These costs are allocated from IPCO to the Division based on various methods, including direct consumption, percent of capital employed, and number of employees.

3.   TRANSACTIONS WITH IPCO AND AFFILIATES (CONTINUED)

Substantially all employees hired prior to July 2004, and retirees of the Division, participate in IPCO’s pension plans and are eligible to receive retirement benefits. IPCO allocates service cost to the Division based upon a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. IPCO allocated periodic pension costs to the Division of $3.1 million and $6.4 million during the three-month and six-month periods ended June 30, 2006, respectively.

IPCO provides certain retiree health care and life insurance benefits to a majority of the Division’s salaried employees and certain of the Division’s hourly employees. IPCO allocates postretirement benefit costs to the Division based upon a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. IPCO allocated postretirement benefit costs to the Division of $0.3 million and $0.7 million during the three-month and six-month periods ended June 30, 2006, respectively.

The Division had net sales to IPCO of approximately $39.4 million and $70.0 million for the three months and six months ended June 30, 2006, respectively. The Division had purchases from IPCO of approximately $49.0 million and $111.3 million for the three months and six months ended June 30, 2006, respectively.

4.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Interest payments of $4.0 million and $7.3 million were made during the three-month and six-month periods ended June 30, 2006, respectively.  Total interest expense was $3.7 million and $7.2 million for the three-month and six-month periods ended June 30, 2006, respectively.

5.   INCOME TAXES

The results of operations of the Division are included in the income tax returns of IPCO. In the accompanying combined financial statements, the Division has reflected U.S. federal and state income tax expense / (benefit) on its gains / (losses) based on an allocated rate of 39.4% for six months ended June 30, 2006.

6.   COMMITMENTS AND CONTINGENCIES

Litigation—In May 2004, the press reported that European, U.S., and Canadian antitrust authorities were investigating possible cartel activity relating to publication papers. Following these press reports, a number of private plaintiffs filed purported class actions on behalf of purchasers of publication papers in various U.S. federal and state courts. These class actions allege that manufacturers of publication papers, including International Paper, participated in a price-fixing conspiracy from 1993 to the present. The cases filed in federal court assert a violation of the federal antitrust laws, while the cases filed in the state court allege violations of state antitrust and consumer protection statutes. These lawsuits seek injunctive relief, as well as treble damages and other costs associated with the litigation. The federal and state cases were consolidated for pre-trial purposes in December 2004 in the federal court for the District of Connecticut. Discovery and related pre-trial proceedings have begun in the consolidated federal case. The Company is vigorously defending this case and believes it has valid defenses, and as such, has not accrued any amounts at June 30, 2006.

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

In March 2006, the Division received approximately $1.0 million from Androscoggin Energy LLC (“AELLC”), as a result of the settlement of a billing dispute.  AELLC was a supplier of energy to the Jay, Maine facility that ceased operations in November 2004 and filed for Chapter 11 bankruptcy.

The Division has various other lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Division.

7.   INFORMATION BY INDUSTRY SEGMENT

The Division operates in three operating segments, Coated and supercalendered papers, Hardwood market pulp, and Other, consisting of uncoated copy paper and specialty industrial paper. The Division operates in one geographic segment, the United States. The Division’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendared papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets. For management purposes, the operating performance of the Division is reported based on earnings before interest and taxes, excluding the cumulative effect of accounting changes:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2006	2006

Net Sales:
Coated	$331,248	$672,977
Pulp	38,155	76,719
Other	9,861	19,344

Total	$379,264	$769,040

Operating Income:
Coated	$11,892	$10,082
Pulp	4,041	5,684
Other	786	814

Total	$16,719	$16,580

Depreciation and Amortization:
Coated	$26,442	$52,686
Pulp	4,477	9,062
Other	531	1,211

Total	$31,450	$62,959

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to the acquisition of the Company.  For comparison purposes, we have presented the results of operations for the  quarter and six months ended June 30, 2006, based on the historical results of our Predecessor.  Accordingly, the discussion and analysis of historical periods does not fully reflect the significant impact that the acquisition had on our financial statements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  in our registration statement on Form S-4 for the year ended December 31, 2006, for more information regarding the comparability of our Predecessor’s results of operations.

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report, including without limitation, statements made under the caption “Overview” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Verso Paper Holdings, LLC may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, labor disruptions, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters.

Overview

We are one of the leading North American suppliers of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct mail advertising.  We have the leading North American market share in coated groundwood paper, which is used primarily for catalogs and magazines.  We are also one of North America’s largest producers of coated freesheet paper, which is used primarily for upscale catalogs and magazines, annual reports, and magazine covers.  To complete our product offering to catalog and magazine customers, we have a strategic presence in supercalendered (SC) paper, which is primarily used for retail inserts due to its relatively low cost.  In addition, we produce and sell market pulp, which is used in the manufacture of printing and writing paper grades and tissue products.

Stand-Alone Company

On August 1, 2006, an affiliate of Apollo Management L.P. purchased the Coated and Supercalendered Papers Division of International Paper Company for approximately $1.4 billion. The Division was acquired under an asset purchase agreement.  The Predecessor financial statements for the periods presented represent the Division’s historical combined financial statements. The preparation of this information was based on certain assumptions and estimates, including allocations of costs from International Paper. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if the Division had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows. For example, the historical financial statements of the Predecessor in this report include expenses for certain corporate services provided by International Paper and allocated based on various methods, including direct consumption, percent of capital employed, and number of employees. These historical charges and allocations may not be representative of expenses that Verso will incur in future reporting periods as Verso operates as a stand-alone entity.

Comparison of Results for the Three-Month and Six-Month Periods Ending June 30 of 2007 Successor Compared to 2006 Predecessor

	Successor	Predecessor	Successor	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Net sales	$372,602	$379,264	$732,408	$769,040

Costs and expenses
Cost of products sold -
(exclusive of depreciation and amortization)	332,843	315,841	649,194	658,887
Depreciation and amortization	29,688	31,450	59,283	62,958
Selling, general and administrative expenses	8,765	15,254	19,671	30,937
Restructuring and other charges	6,970	-	12,243	(322)

Operating income (loss)	(5,664)	16,719	(7,983)	16,580

Interest income	(174)	(13)	(1,095)	(19)
Interest expense	28,393	3,633	56,925	7,159

Income (loss) before income taxes	(33,883)	13,099	(63,813)	9,440

Income tax expense	-	5,161	-	3,719

Net income (loss)	$(33,883)	$7,938	$(63,813)	$5,721

Results of operations – comparison of second quarter 2007 to second quarter 2006

Net Sales.  Net sales for the three months ended June 30, 2007, were $372.6 million compared to $379.2 million for the three months ended June 30, 2006.  The decrease was the result of a 4.9% decrease in average sales price which was partially offset by a 3.3% increase in volume for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Net sales for our papers segment were $326.1 million for the three months ended June 30, 2007, compared to $331.2 million for the three months ended June 30, 2006.  The decrease was due to lower paper sales prices, which decreased by 6.5% for the three months ended June 30, 2007, compared to paper prices for the three months ended June 30, 2006. This decrease was partially offset by a 5.3% increase in paper volumes over the comparable period.

Net sales for our market pulp segment were $36.7 million for the three months ended June 30, 2007, compared to $38.1 million for the three months ended June 30, 2006.  The decrease was due to a 6.2% decrease in volume, which was partially offset by a 2.5% increase in price.  The decrease in volume was mainly due to our increase in internal consumption.

Net sales for our other segment remained relatively flat at $9.8 million for the three months ended June 30, 2007, compared to $9.9 million for the three months ended June 30, 2006.

Cost of sales.  Cost of sales for the three months ended June 30, 2007, was $362.6 million, compared to $347.3 million for the three months ended June 30, 2006, an increase of 4.4%, primarily driven by the increase in sales volume and unabsorbed overhead costs associated with market downtime. Our gross margin, excluding depreciation and amortization, was 10.7% for the three months ended June 30, 2007, compared to 16.7% for the same period in 2006.  This decline reflects the decline in average sales prices for the three months ended June 30, 2007.  Depreciation and amortization expense for the three months ended June 30, 2007, was $29.7 million compared to $31.4 million for the three months ended June 30, 2006.

Selling, general and administrative.  Selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2007, compared to $15.2 million for the same period in 2006, a decrease of 42.5%.  The decrease is primarily due to the elimination of an allocation from International Paper for corporate services during the three months ended June 30, 2006.  For the period following the closing of the Acquisition, selling, general and administrative expenses reflect the expenses we incurred as a stand-alone business.

Interest expense.  Interest expense for the three months ended June 30, 2007, was $28.4 million, compared to $3.7 million for the three months ended June 30, 2006.  The increase was due to the new debt issued as part of the Acquisition.

Restructuring and other charges.  Restructuring and other charges include one-time costs for us to operate as a stand-alone business.  The charges for the three months ended June 30, 2007, were $6.9 million.  In conjunction with the Transaction, we entered into a Transition Service Agreement with International Paper whereby International Paper will continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  Of the $6.9 million included in restructuring and other charges, $1.6 million were related to charges we incurred under the Transition Services Agreement.

Income tax expense.  The Company is a limited liability corporation and is not subject to federal income taxes.  During the three-month period ended June 30, 2007, the company incurred no income taxes, compared to income tax expense of $5.1 million for our Predecessor for the three-month period ended June 30, 2006.

Results of operations – comparison of first six months of 2007 to first six months of 2006

Net Sales.  Net sales for the six months ended June 30, 2007, were $732.4 million compared to $769.0 million for the six months ended June 30, 2006.  The decrease was the result of a 3.8% decrease in average sales price and a 1.0% decrease in volume for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  This decrease in volume was primarily due to lower pulp sales.

Net sales for our papers segment were $640.9 million for the six months ended June 30, 2007, compared to $673.0 million for the six months ended June 30, 2006.  The decrease was due to lower paper sales prices, which decreased by 5.5% for the six months ended June 30, 2007, compared to paper prices for the six months ended June 30, 2006.  This was partially offset by a 0.8% increase in paper volumes over the comparable period.

Net sales for our market pulp segment were $72.7 million for the six months ended June 30, 2007, compared to $76.7 million for the six months ended June 30, 2006.  The decrease was due to a 10.7% decrease in volume, which was partially offset by a 6.1% increase in price.  The decrease in volume was mainly due to our increase in internal consumption.

Net sales for our other segment were $18.8 million for the six months ended June 30, 2007, compared to $19.3 million for the six months ended June 30, 2006.   The decrease was due to a 3.9% decrease in sales price, which was partially offset by a 1.2% increase in volume.

Cost of sales.  Cost of sales for the six months ended June 30, 2007, was $708.5 million, compared to $721.8 million for the six months ended June 30, 2006, a decrease of 1.9%, primarily driven by lower sales volume.  Our gross margin, excluding depreciation and amortization, was 11.4% for the six months ended June 30, 2007, compared to 14.3% for the same period in 2006.  This decline reflects the decline in average sales prices for the six months ended June 30, 2007.  Depreciation and amortization expense for the six months ended June 30, 2007, was $59.3 million compared to $62.9 million for the six months ended June 30, 2006.

Selling, general and administrative.  Selling, general and administrative expenses were $19.7 million for the six months ended June 30, 2007, compared to $30.9 million for the same period in 2006, a decrease of 36.4%.  The decrease is primarily due to the elimination of an allocation from International Paper for corporate services during the six months ended June 30, 2006.  For the period following the closing of the Acquisition, selling, general and administrative expenses reflect the expenses we incurred as a stand-alone business.

Interest expense.  Interest expense for the six months ended June 30, 2007, was $56.9 million, compared to $7.2 million for the six months ended June 30, 2006.  The increase was due to the new debt issued as part of the Acquisition.

Restructuring and other charges.  Restructuring and other charges include one-time costs for us to operate as a stand-alone business.  The charges for the six months ended June 30, 2007, were $12.2 million.  In conjunction with the Transaction, we entered into a Transition Service Agreement with International Paper whereby International Paper will continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  Of the $12.2 million amount included in restructuring and other charges, $3.5 million were related to charges we incurred under the Transition Services Agreement.

Income tax expense.  The Company is a limited liability corporation and is not subject to federal income taxes.  During the six-month period ended June 30, 2007, the company incurred no income taxes, compared to income tax expense of $3.7 million for our Predecessor for the six-month period ended June 30, 2006.

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors.  These seasonal factors are common in the paper industry.  Typically, the first two quarters are our slowest quarters due to lower demand for coated paper during this period.  Our third quarter is generally our strongest quarter, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings and holiday season catalogs.  Our working capital, including accounts receivable, generally peaks in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season.  We expect our seasonality trends to continue for the foreseeable future.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. We currently have $160 million of availability under our revolving credit facility, which is currently undrawn, after deducting for $40 million of standby letters of credit that we have issued.

We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

Net cash flows from operating activities. For the six months ended June 30, 2007, operating activities used net cash of $31.1 million, compared to $9.5 million of net cash provided during the comparable period in 2006.  The reduction was primarily due to interest paid on the new debt issued as part of the Acquisition.

Net cash flows from investing activities. For the six months ended June 30, 2007, we used $30.9 million of net cash in investing activities, compared to $21.0 million of net cash used during the comparable period in 2006 due to investments in capital expenditures.

Net cash flows from financing activities. For the six months ended June 30, 2007, our financing activities used net cash of $8.7 million, which reflected principal payments on debt and a $7.3 million distribution paid to Holdings to service Holdings’ interest obligations. This compares to $11.4 million of net cash provided during the comparable period in 2006, which reflected $12.0 million of equity contributions.

The Company entered into Senior Secured Credit Facilities on August 1, 2006, which consists of:

•	a $285 million term loan facility, with a maturity of seven years, which was fully drawn on August 1, 2006;
•	a $200 million revolving credit facility with a maturity of six years. No amounts were outstanding as of June 30, 2007.

Our aggregate indebtedness at June 30, 2007, was $1,158 million. The Senior Secured Credit Facilities are secured by first priority pledges of all the equity interests owned by us in our subsidiaries. The Senior Secured Credit Facilities are also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect subsidiaries.

In addition, on August 1, 2006, the Company completed an offering of $350 million 9 1/8% Second Priority Senior Secured Fixed Rate Notes due 2014, $250 million Second Priority Senior Secured Floating Rate Notes due 2014, and $300 million 11 3/8% Senior Subordinated Notes due 2016. The proceeds of the offerings were used to finance the Acquisition and to pay related fees and expenses.  The Second Priority Senior Secured Notes have the benefit of second-priority security interest in the collateral.  The fixed rate portion of these notes pay interest semi-annually and the variable portion pays interest quarterly.  The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and pay interest semi-annually.

The Senior Secured Credit Facilities contain various restrictive covenants. They prohibit us from prepaying other indebtedness and require us to maintain a maximum consolidated first lien leverage ratio. In addition, the Senior Secured Credit Facilities, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the Second Priority Senior Secured Notes and the Senior Subordinated Notes limit our ability to, among other things, to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

In January 2007, Holdings entered into a $250 million senior unsecured floating rate term loan facility with a maturity of six years.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Holdings has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid a distribution of $7.3 million to Holdings in second quarter 2007.  The Company has no obligation to issue distributions to Holdings.  Holdings can, at its option, choose to forgo cash interest payments on the loan and choose to instead pay interest in kind.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The consolidated condensed financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

Accounting policies whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include SFAS No. 5, Accounting for Contingencies, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as amended by SFAS No. 132 and 132(R), Employers’ Disclosures About Pension and Other Postretirement Benefits, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  Goodwill is evaluated at the reporting unit level.  Goodwill has been allocated to the “Coated” segment.

The evaluation for impairment is performed by comparing the carrying amount of these assets to their estimated fair value.  If impairment is indicated, then an impairment charge is recorded to reduce the asset to its estimated fair value.  The estimated fair value is generally determined on the basis of discounted future cash flows.  Management believes the accounting estimates associated with determining fair value as part of the impairment test is a "critical accounting estimate" because estimates and assumptions are made about the Company’s future performance and cash flows. While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Pension and Postretirement Benefit Obligations. The Company offers various pension plans and postretirement benefit plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

Contingent liabilities.   A liability is contingent if the amount or outcome is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. The Company estimates its contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations and environmental costs and obligations, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events will not differ from management’s assessments.

Accounting changes

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets and liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not evaluated the provisions of SFAS No. 157 to determine the impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  The Statement is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The Company has not evaluated the provisions of SFAS No. 159 to determine the impact on the Company’s consolidated results of operations or consolidated financial position.

Covenant Compliance

Certain covenants contained in the credit agreement governing our Senior Secured Credit Facilities and the indentures governing the Second-Priority Senior Secured Notes (i) require the maintenance of a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to Adjusted EBITDA and consolidated debt to Adjusted EBITDA ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0 : 1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

EBITDA consists of earnings before interest, taxes depreciation and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other pro forma adjustments permitted in calculating covenant compliance in the indentures governing the notes to test the permissibility of certain types of transactions. We have included Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance. We also believe that Adjusted EBITDA is a useful liquidity measurement tool for assessing our ability to meet our future debt service, capital expenditures and working capital requirements. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA or Adjusted EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net income to EBITDA and adjusted EBITDA for the periods presented:

		Successor		Successor
	Predecessor	& Predecessor	Successor	& Predecessor
	Six Months	Combined	Six Months	Combined
	Ended	Year Ended	Ended	Twelve Months
	June 30,	December 31,	June 30,	Ended June 30,
(In millions of U.S. dollars)	2006	2006	2007	2007

Net Income (Loss)	$5.7	$8.9	$(63.9)	$(60.7)
Interest expense, net	7.1	55.3	55.8	104.0
Income taxes	3.7	7.0	-	3.3
Depreciation and amortization	63.0	121.0	59.3	117.3
EBITDA	$79.5	$192.2	$51.2	$163.9
Adjustments to EBITDA
Lease not assumed (1)	4.7	5.8	-	1.1
Change in machine use, net (2)	2.8	2.8	-	-
Restructuring, severance and other (3)	(0.4)	9.8	12.2	22.4
Non-cash compensation/benefits (4)	4.2	5.4	0.5	1.7
Inventory fair value (5)	-	5.9	-	5.9
Other items, net (6)	7.2	(0.1)	0.1	(7.2)
Adjusted EBITDA	$98.0	$221.8	$64.0	$187.8

Pro forma cash interest expense, net (7)				$106.8
Adjusted EBITDA to cash interest expense				1.8

(1)	Reflects the elimination of the historical rent expense incurred on the Sartell property lease that was not assumed by us.
(2)	Represents the elimination or addition of expected earnings as a result of changes in the use of two of our paper machines at the Androscoggin mill prior to the Transactions.
(3)	Includes restructuring and severance as per our financial statements. Restructuring includes transition and other non-recurring costs associated with acquisition and carve out.
(4)	Represents amortization of certain one-time benefit payments and non-cash benefit payments. Also includes the elimination of historical non-cash stock compensation costs previously incurred by us under International Paper's compensation plan.
(5)	Represents the fair value of inventory adjustment related to purchase accounting
(6)	Represents earnings adjustments for exceptional bad debt expenses, recoveries and other miscellaneous non-recurring items, including adjustment for incremental estimated costs for activities previously part of the corporate allocation as well as other incremental costs we anticipate incurring on a stand-alone basis subsequent to the Transactions.
(7)	Presented pro forma for the Transactions. Cash interest expense represents gross interest expense related to the debt, excluding amortization of debt issuance costs.

NOTE:	To construct twelve months ended June 30, 2007, financials, amounts have been calculated by subtracting the data for the six months ended June 30, 2006, from the data for the year ended December 31, 2006, and then adding the six months ended June 30, 2007.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in our paper prices, interest rates and commodity prices for our inputs.

Paper prices—Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper. The coated paper industry is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macro-economic factors, which influences supply and demand. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.

We are primarily focused on serving two end-user segments: (i) catalogs and (ii) magazines. Coated paper demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to be correlated with GDP in the United States and rise with a strong economy. The majority of our products are sold via contracts we maintain with our customers. Contracted sales are more prevalent for coated groundwood paper, as opposed to coated freesheet paper, which is more often sold without a contract. Our contracts generally specify the volumes to be sold to the customer over the contract term, as well as the pricing parameters for those sales. The large portion of contracted sales allows us to plan our production runs well in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 100 customers which comprise approximately 550 end-user accounts. In 2007, no single customer accounted for more than 10% of our total net sales.

Interest Rate Risk—We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of June 30, 2007, under our senior secured credit facilities and our floating rate notes would increase our annual interest expense by $5.1 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Commodity Price Risk—We are subject to changes in our cost of sales caused by movements underlying commodity prices. The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Chemicals. Chemicals utilized in the manufacturing of coated papers include latex, starch, calcium carbonate, titanium dioxide and others. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. In the near term, we expect the rate of inflation for our total chemical costs to be lower than that experienced over the last two years. However, we expect imbalances in supply and demand will drive higher prices for certain chemicals such as starch and sodium chlorate.

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy. We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, black liquor solids, our own steam recovery boilers and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future. As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  Additionally, the Company utilizes derivatives contracts as part of its risk management strategy to manage risks associated with market fluctuations in energy prices.

ITEM 4T.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

There have been no changes in our internal control over financing reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4, and 5

As of the end of the second quarter 2007, the answers to Items 1, 2, 3, 4, and 5 were either inapplicable or negative, and therefore, these items are omitted.

ITEM 6.   EXHIBITS

Exhibit 31.1	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.2	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2007	VERSO PAPER HOLDINGS LLC
(Registrant)

	By:	/s/ Michael A. Jackson
Michael A. Jackson
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)