Form 10-Q
period 2007-09-30
Verso Paper Holdings LLC
filed 2007-11-13
CIK 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

Or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

333-142283
Commission file number

Verso Paper Holdings LLC
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

56-2597634
(IRS Employer Identification Number)

6775 Lenox Center Court, Ste 400
Memphis, Tennessee 38115
 (Address of principal executive offices) (Zip Code)

(901) 369-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(check one):
Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  ✓

As of October 31, 2007, there was one outstanding limited liability company interest of the issuer.

TABLE OF CONTENTS

			Page
Part I.	FINANCIAL INFORMATION
	Item 1.	Unaudited Financial Statements of Verso Paper Holdings LLC (Successor) and Coated and Supercalendered Papers Division of International Paper Company (Predecessor)	3
		Notes to Successor’s Unaudited Condensed Consolidated Financial Statements	7
		Notes to Predecessor’s Unaudited Condensed Combined Financial Statements	21
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
	Item 4T.	Controls and Procedures	36

Part II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	37
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
	Item 3.	Defaults Upon Senior Securities	37
	Item 4.	Submission of Matters to a Vote of Security Holders	37
	Item 5.	Other Information	37
	Item 6.	Exhibits	37

		SIGNATURES	38
		EXHIBIT INDEX	39

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS OF VERSO PAPER HOLDINGS LLC (SUCCESSOR) AND COATED AND SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands of U.S. dollars)	2007	2006

ASSETS
Current Assets
Cash	$26,879	$112,448
Accounts receivable - net	113,212	113,489
Accounts receivable from International Paper Company - net	12,466	8,217
Inventories	134,521	140,503
Prepaid expenses and other assets	7,413	5,880
Total Current Assets	294,491	380,537

Property, plant & equipment - net	1,170,499	1,212,002
Intangibles & other assets - net	95,000	89,304
Goodwill	10,551	10,551
Total Assets	$1,570,541	$1,692,394

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$122,558	$117,103
Accounts payable to International Paper Company	11,501	29,273
Accrued liabilities	68,853	80,200
Current maturities of long-term debt	2,850	2,850
Total Current Liabilities	205,762	229,426

Long-term debt	1,154,300	1,156,438
Other liabilities	25,438	26,817
Total liabilities	1,385,500	1,412,681

Commitments and contingencies (Note 11)	-	-
Members' equity	185,041	279,713
Total Liabilities And Members' Equity	$1,570,541	$1,692,394

See notes to Successor's unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC (SUCCESSOR) AND COATED &
SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Successor	Successor	Predecessor	Successor	Predecessor
	Consolidated	Consolidated	Combined	Consolidated	Combined
	Three Months	Two Months	One Month	Nine Months	Seven Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	July 31,	September 30,	July 31,
(In thousands of U.S. dollars)	2007	2006		2007	2006

Net sales	$450,548	$298,825	$135,377	$1,182,956	$904,417

Costs and expenses:
Cost of products sold - (exclusive of
depreciation and amortization)	386,709	247,884	112,689	1,035,903	771,576
Depreciation and amortization	31,355	18,744	9,716	90,638	72,674
Selling, general and administrative
expenses	17,376	5,228	3,411	37,047	34,348
Restructuring and other charges	4,240	3,700	-	16,483	(322)

Operating income	10,868	23,269	9,561	2,885	26,141

Interest income	(238)	(501)	(4)	(1,333)	(23)
Interest expense	28,430	19,550	1,255	85,355	8,414

Income (loss) before income taxes	(17,324)	4,220	8,310	(81,137)	17,750

Income tax expense	-	75	3,274	-	6,993

Net income (loss)	$(17,324)	$4,145	$5,036	$(81,137)	$10,757

Included in the financial statement line items above are related-party transactions as follows (Notes 3 and 9, respectively):
Net sales	$26,847	$38,260	$13,796	$97,565	$83,797
Purchases included in cost of products sold	4,401	1,048	8,172	12,580	119,471
Selling, general and administrative expenses	693	-	8,422	2,079	25,481
Restructuring and other charges	1,135	2,400	-	4,646	-

See notes to Successor's unaudited condensed consolidated financial statements and Predecessor's unaudited condensed combined financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2007

			Accumulated
			Other	Total
		Retained	Comprehensive	Members'
(In thousands of U.S. dollars)	Paid-in-Capital	(Deficit)	Loss	Equity

Date of acquisition - August 1, 2006:
Capital contributions	$288,889	$-	$-	$288,889
Net income	-	4,145	-	4,145
Ending balance - September 30, 2006	$288,889	$4,145	$	$293,034

Beginning balance - January 1, 2007	$289,286	$(1,832)	$(7,741)	$279,713
Net loss	-	(81,137)	-	(81,137)
Other comprehensive income:
Prior service cost amortization	-	-	588	588
Comprehensive income (loss)	-	(81,137)	588	(80,549)
Cash distribution	-	(14,671)	-	(14,671)
Equity award expense	548	-	-	548
Ending balance - September 30, 2007	$289,834	$(97,640)	$(7,153)	$185,041

See notes to Successor's unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC (SUCCESSOR) AND COATED &
SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Successor	Successor	Predecessor
	Consolidated	Consolidated	Combined
	Nine Months	Two Months	Seven Months
	Ended September 30,		Ended July 31,
(In thousands of U.S. dollars)	2007	2006	2006

Cash Flows From Operating Activities:
Net income (loss)	$(81,137)	$4,145	$10,757
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	90,638	18,744	72,674
Amortization of debt issuance costs	4,068	866	-
Loss (gain) on disposal of fixed assets	231	-	1,262
Other - net	1,137	-	686
Changes in assets and liabilities:
Accounts receivable	(3,972)	(34,216)	23,253
Inventories	5,983	13,737	(55,256)
Prepaid expenses and other assets	(13,471)	(19,951)	(6,396)
Accounts payable	(12,317)	40,063	(8,690)
Accrued liabilities	(13,037)	25,639	983
Net cash provided by (used in) operating activities	(21,877)	49,027	39,273

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	1,788	-	32
Cash paid for acquisition	-	(1,374,093)	-
Capital expenditures	(48,671)	(8,049)	(27,655)
Net cash used in investing activities	(46,883)	(1,382,142)	(27,623)

Cash Flows From Financing Activities:
Repayments of debt	(2,138)	-	(18,754)
Net proceeds from debt issuance	-	1,142,718	-
Equity contributions (distributions)	(14,671)	259,889	7,105
Net cash provided by (used in) financing activities	(16,809)	1,402,607	(11,649)

Change In Cash	(85,569)	69,492	1

Cash:
Beginning of period	112,448	-	46
End of period	$26,879	$69,492	$47

See notes to Successor's unadudited condensed consolidated financial statements and Predecessor's unaudited condensed combined financial statements.

VERSO PAPER HOLDINGS LLC (SUCCESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007,
AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007

1.  BACKGROUND AND BASIS OF PRESENTATION

Unless otherwise noted, the terms the “Company”, “Verso Paper”, “we,” “us”, and “our” refer collectively to Verso Paper Holdings LLC, a Delaware limited liability company, and its subsidiaries after giving effect to the consummation of the Transactions (as defined below).  References to the “Division”, “C&SC Papers” or “Predecessor” refer to the Coated and Supercalendered Papers Division of International Paper Company.

On August 1, 2006, we acquired the assets and certain of the liabilities of the Coated and Supercalendered Papers Division of International Paper Company located at the mills in Jay, Maine, Bucksport, Maine, Quinnesec, Michigan and Sartell, Minnesota, together with related other facilities and assets and certain administrative and sales and marketing functions (collectively, the “Acquisition”) pursuant to the terms of an Agreement of Purchase and Sale (the “Purchase and Sale Agreement”) we entered into with International Paper Company (“International Paper”) on September 4, 2006.

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

As used in this report, the term “Transactions” means, collectively, the Acquisition and the Financing.  Included in this report are financial statements of the Predecessor for the one-month and seven-month periods ended July 31, 2006, the date prior to Acquisition.  The financial statements of Verso Paper are presented for the three-month and nine-month periods ended September 30, 2007, and for the two-month period ended September 30, 2006.

In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the Notes to the unaudited consolidated financial statements, such adjustments are of a normal, recurring nature.  Results for the periods ended September 30, 2007, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of December 31, 2006, included in our registration statement on Form S-4.

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

Accounting for Uncertainty in Income Taxes—In September 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of this interpretation beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

4.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category include the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2007	2006

Raw materials	$22,030	$22,147
Woodyard logs	3,978	5,026
Work-in-process	18,083	19,012
Finished goods	59,057	63,894
Replacement parts and other supplies	31,373	30,424
Inventories	$134,521	$140,503

On September 30, 2007, the Company had approximately $0.7 million of restricted cash reflected in Other assets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the company’s asset retirement obligations included in Other liabilities in the accompanying consolidated balance sheet:

	Nine Months	Two Months
	Ended	Ended
	September 30,	September 30,
(In thousands of U.S. dollars)	2007	2006

Asset retirement obligations, beginning of period	$11,855	$12,643
New liabilities	310	-
Accretion expense	450	103
Settlement of existing liabilities	(960)	(390)
Adjustment to existing liabilities	104	-
Asset retirement obligations, end of period	$11,759	$12,356

Depreciation expense was $29.7 million and $88.6 million for the three-month and nine-month periods ended September 30, 2007, respectively.  Depreciation expense was $18.7 million for the two-month period ended September 30, 2006.

5.  INTANGIBLES & OTHER ASSETS

Intangibles and other assets consist of the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2007	2006

Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $1.4 million and $0.2 million, respectively	$11,870	$13,070
Patents - net of accumulated amortization of $0.13 million and $0.05 million, respectively	1,014	1,100
Total amortizable intangible assets	12,884	14,170

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $6.3 million and $2.3 million, respectively	37,825	41,893
Deferred major repair	7,085	6,008
Deferred software cost-net of accumulated amortization of $0.7 million	4,631	-
Replacement parts-net	2,126	1,729
Other	8,976	4,031
Total other assets	60,643	53,661

Intangibles and other assets	$95,000	$89,304

Approximately $1.0 million and $1.3 million of intangible amortization are reflected in depreciation and amortization expense for the three-month and nine-month periods ended September 30, 2007, respectively.  Approximately $0.1 million of intangible amortization is reflected in depreciation and amortization expense for the two-month period ended September 30, 2006.

Estimated amortization expense of intangibles for the remainder of 2007 is expected to be $0.4 million and is expected to be approximately $1.6 million, $1.4 million, $1.3 million and $1.1 million for the twelve-month periods of 2008, 2009, 2010 and 2011, respectively.

Software cost incurred as part of a major systems project was capitalized and is being amortized over its anticipated useful life of approximately three years.  Approximately $0.4 million and $0.7 million of software amortization are reflected in depreciation and amortization expense for the three-month and nine-month periods ended September 30, 2007, respectively.

6.  LONG-TERM DEBT

A summary of long-term debt is as follows:

			September 30,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2007	2006

Term Loan B	8/1/2013	Libor + 1.75%	$257,150	$259,288
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	Libor + 3.75%	250,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000
			1,157,150	1,159,288
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,154,300	$1,156,438

Interest expense was $28.4 million while $43.9 million of interest was paid during the three-month period ended September 30, 2007.  Interest expense was $85.3 million while $98.6 million of interest was paid during the nine-month period ended September 30, 2007.  Interest expense was $19.6 million during the two-month period ended September 30, 2006, and no cash interest payments were made during this period.  In conjunction with the Acquisition, Verso Paper assumed none of the historical debt of the Predecessor.

Amortization of debt issuance costs was $1.4 million and $4.1 million for the three-month and nine-month periods ended September 30, 2007, respectively, and is included in interest expense in the accompanying consolidated statement of operations.  Amortization of debt issuance cost was $0.9 million for the two-month period ended September 30, 2006.

The Company is a 100% owned subsidiary of our parent, Holdings.  In January 2007, Holdings entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of nine years.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Holdings has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions of $7.4 million to Holdings in third quarter 2007 and $14.7 million for the nine months ended September 30, 2007.  The Company has no obligation to issue distributions to Holdings.  Holdings can, at its option, choose to forgo cash interest payments on the loan and choose to instead pay interest in kind.

7.  RETIREMENT PLANS

The company maintains a defined benefit pension plan that provides retirement benefits to hourly employees in Jay, Bucksport and Sartell.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  The Company made contributions of $3.7 million in third quarter 2007, with $1.5 million attributable to the 2007 plan year and $2.2 million attributable to the 2006 plan year.  The Company’s total contributions for the nine months ended September 30, 2007, were $5.3 million, with $3.1 million attributable to the 2007 plan year and $2.2 million attributable to the 2006 plan year.  The Company currently expects to make an additional contribution of $1.5 million in 2007 related to the 2007 plan year.

The following table summarizes the components of net periodic expense:

	Three Months	Nine Months	Two Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2007	2007	2006

Components of net periodic pension cost:
Service cost	$1,253	$3,760	$836
Interest cost	149	447	77
Amortization of prior service cost	196	588	131
Net periodic pension cost	$1,598	$4,795	$1,044

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

During the nine-month period ended September 30, 2007, additional “Class B” and “Class C” units were granted.  The fair value of the additional units granted was approximately $0.6 million.  Equity award expense of $0.1 million and $0.5 million was recognized in the three-month and nine-month periods ended September 30, 2007, respectively.

9.  RELATED PARTY TRANSACTIONS

In conjunction with the Transaction, we entered into a Transition Service Agreement with International Paper whereby International Paper agreed to continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  The charges for the three-month and nine-month periods ended September 30, 2007, were $1.1 million and $4.6 million, respectively. The charges for the two-month period ended September 30, 2006, were $2.4 million.  As of September 30, 2007, we have substantially discontinued the usage of services under this agreement.

The Company had net sales to International Paper of approximately $26.9 million and $97.6 million for the three months and nine months ended September 30, 2007, respectively.  The Company had net sales to International Paper of approximately $38.3 million for the two months ended September 30, 2006.  The Company had purchases from International Paper of approximately $4.4 million and $12.6 million for the three months and nine months ended September 30, 2007, respectively.  The Company had purchases from International Paper of approximately $1.0 million for the two months ended September 30, 2006.

Under a management agreement, we paid Apollo and its affiliates an annual fee of $2.8 million of which $0.7 million and $2.1 million was expensed during the three-month and nine-month periods ended September 30, 2007, respectively.

In January 2007, Holdings, our indirect parent company, entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of nine years.  Holdings has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions of $7.4 million to Holdings in third quarter 2007 and $14.7 million for the nine months ended September 30, 2007.  The Company has no obligation to issue distributions to Holdings.  Holdings can, at its option, choose to forgo cash interest payments on the loan and choose to instead pay interest in kind.

10. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a Transition Service Agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month period ended September 30, 2007, were $4.3 million, which included $1.1 million of Transition Service Agreement costs.  The charges for the nine-month period ended September 30, 2007, were $16.5 million, which included $4.6 million of Transition Service Agreement costs.  The charges for the two-month period ended September 30, 2006, were $3.7 million, which included $2.4 million of Transition Service Agreement costs.

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

In December 2006, a federal grand jury in Connecticut indicted Stora Enso North America Corporation (“SENA”) for allegedly participating in a price-fixing conspiracy with a competitor with respect to the sale of coated papers.  The federal government alleged that the price-fixing activity occurred between August 2002 and September 2003, a period when our business was a division of International Paper.  In July 2007, the federal government prosecuted its case against SENA before a jury in the federal district court in Connecticut.  During the trial, it was revealed that the alleged co-conspirator of SENA was a competitor other than International Paper.  At the conclusion of the trial, the jury acquitted SENA of the price-fixing charge.  The Company understands that related civil cases against SENA remain pending. Based on these developments, management believes that the Company will not incur any material liabilities arising from the alleged price-fixing activities or the ensuing litigation.

In connection with the Acquisition, we assumed a twelve-year supply agreement with Thilmany LLC for the products produced from our paper machine No. 5 at the Jay mill.  This agreement requires Thilmany to pay us a variable charge for the paper purchased and a fixed charge for the availability of the No. 5 paper machine.  We are responsible for the No. 5 machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  As defined in the agreement, Thilmany has the right to terminate the agreement if certain events occur.

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport paper mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in Other assets in the accompanying balance sheet at September 30, 2007.

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

The following table summarizes the industry segment for the three-month and nine-month periods ended September 30, 2007 and for the two-month period ended September 30, 2006:

	Three Months	Nine Months	Two Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2007	2007	2006

Net Sales:
Coated	$406,234	$1,047,106	$267,697
Pulp	34,953	107,663	24,389
Other	9,361	28,187	6,739
Total	$450,548	$1,182,956	$298,825

Operating Income (Loss):
Coated	$2,297	$(18,580)	$17,671
Pulp	8,850	23,954	5,576
Other	(279)	(2,489)	22
Total	$10,868	$2,885	$23,269

Depreciation and Amortization:
Coated	$26,202	$75,302	$15,733
Pulp	4,478	13,312	2,668
Other	675	2,024	343
Total	$31,355	$90,638	$18,744

Capital Spending:
Coated	$16,568	$45,951	$7,092
Pulp	521	1,348	941
Other	400	1,372	16
Total	$17,489	$48,671	$8,049

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

The Company enters into fixed-price swaps as economic hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  Fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal. Net losses on open derivative contracts of $0.7 million and $2.2 million were recognized in cost of products sold for the three months and nine months ended September 30, 2007, respectively.

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Verso Paper Holdings LLC (the “Company” or “Parent Issuer”) and Verso Paper Inc., (“Co-Issuer”) are the issuers of 9.125% of Second Priority Senior Secured Fixed Rate Notes due 2014, Second Priority Senior Secured Floating Rate Notes due 2014 and 11.375% Senior Subordinated Notes due 2014 (the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries, except Verso Paper Inc. (“Guarantor Subsidiaries”).  All subsidiaries other than the Guarantor Subsidiaries are minor.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Prior to the Acquisition, the Predecessor was operated as a division of International Paper Company and there were no separate legal entities.

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

Unaudited Condensed Consolidating Balance Sheet
as of December 31, 2006

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$380,537	$-	$380,537
Property and equipment, net	-	-	1,212,002	-	1,212,002
Intercompany receivable	1,232,950	-	-	(1,232,950)	-
Investment in subsidiaries	237,820	-	-	(237,820)	-
Non-current assets	-	-	99,855	-	99,855
Total assets	$1,470,770	$-	$1,692,394	$(1,470,770)	$1,692,394

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$34,619	$-	$194,807	$-	$229,426
Intercompany payable	-	-	1,232,950	(1,232,950)	-
Long-term debt	1,156,438	-	-	-	1,156,438
Other long-term liabilities	-	-	26,817	-	26,817
Members’ equity	279,713	-	237,820	(237,820)	279,713
Total liabilities and members’ equity	$1,470,770	$-	$1,692,394	$(1,470,770)	$1,692,394

Certain previously reported amounts have been reclassified to agree with current presentation. The debt, debt issuance costs and accrued interest payable of the parent have been pushed down to the guarantor subsidiaries with a corresponding intercompany receivable recognized by the parent issuer, which is eliminated in consolidation, resulting in no impact to the consolidated totals.

Unaudited Condensed Consolidating Balance Sheet
as of September 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$294,491	$-	$294,491
Property and equipment, net	-	-	1,170,499	-	1,170,499
Intercompany receivable	1,210,184	-	-	(1,210,184)	-
Investment in subsidiaries	147,216	-	-	(147,216)	-
Non-current assets	-	-	105,551	-	105,551
Total assets	$1,357,400	$-	$1,570,541	$(1,357,400)	$1,570,541

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$18,059	$-	$187,703	$-	$205,762
Intercompany payable	-	-	1,210,184	(1,210,184)	-
Long-term debt	1,154,300	-	-	-	1,154,300
Other long-term liabilities	-	-	25,438	-	25,438
Members’ equity	185,041	-	147,216	(147,216)	185,041
Total liabilities and members’ equity	$1,357,400	$-	$1,570,541	$(1,357,400)	$1,570,541

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$450,548	$-	$450,548
Cost of products sold (exclusive of depreciation and amortization)	-	-	386,709	-	386,709
Depreciation and amortization	-	-	31,355	-	31,355
Selling, general and adminstrative	-	-	17,376	-	17,376
Restructuring and other charges	-	-	4,240	-	4,240
Interest income	(28,357)	-	(238)	28,357	(238)
Interest expense	28,357	-	28,430	(28,357)	28,430
Equity in net loss of subsidiaries	(17,324)	-	-	17,324	-
Income income (loss) before income taxes	(17,324)	-	(17,324)	17,324	(17,324)
Income tax (benefit) expense	-	-	-	-	-
Net income (loss)	$(17,324)	$-	$(17,324)	$17,324	$(17,324)

Unaudited Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$1,182,956	$-	$1,182,956
Cost of products sold (exclusive of depreciation and amortization)	-	-	1,035,903	-	1,035,903
Depreciation and amortization	-	-	90,638	-	90,638
Selling, general and adminstrative	-	-	37,047	-	37,047
Restructuring and other charges	-	-	16,483	-	16,483
Interest income	(84,843)	-	(1,333)	84,843	(1,333)
Interest expense	84,843	-	85,355	(84,843)	85,355
Equity in net loss of subsidiaries	(81,137)	-	-	81,137	-
Income income (loss) before income taxes	(81,137)	-	(81,137)	81,137	(81,137)
Income tax (benefit) expense	-	-	-	-	-
Net income (loss)	$(81,137)	$-	$(81,137)	$81,137	$(81,137)

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$-	$-	$(21,877)		$(21,877)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	1,788	-	1,788
Capital expenditures	-	-	(48,671)	-	(48,671)

Net cash used in investing activities	-	-	(46,883)	-	(46,883)

Cash flows from financing activities:
Equity distributions	-	-	(14,671)	-	(14,671)
Repayment of advances to subsidiaries	2,138	-	(2,138)	-	-
Payments on long-term debt under credit agreement	(2,138)	-	-	-	(2,138)

Net cash used in financing activities	-	-	(16,809)	-	(16,809)
Net change in cash and cash equivalents	-	-	(85,569)	-	(85,569)
Cash and cash equivalents:
Beginning of period	-	-	112,448	-	112,448
End of period	$-	$-	$26,879	$-	$26,879

COATED AND SUPERCALENDERED PAPERS DIVISION OF INTERNATIONAL PAPER COMPANY (PREDECESSOR)

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
FOR THE ONE-MONTH AND SEVEN-MONTH PERIODS ENDED JULY 31, 2006

1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited combined financial statements include all adjustments that are necessary for the fair presentation of the Coated & Supercalendered Papers Division (“C&SC Papers” or the “Division”) of International Paper Company (“IPCO” or the “Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the condensed Notes to combined financial statements, such adjustments are of a normal, recurring nature. Results for the first seven months of the year may not necessarily be indicative of full-year results.

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

3.  TRANSACTIONS WITH IPCO AND AFFILIATES

Certain services are provided to the Division by IPCO, including corporate management, legal, accounting and tax, treasury, payroll and benefits administration, certain incentive compensation, risk management, information technology and centralized transaction processing. These expenses are included in Selling, general and administrative expenses and Cost of products sold in the accompanying combined statements of operations. Expenses for such corporate services included in Selling, general and administrative expenses totaled $2.0 million and $19.0 million for the one-month and seven-month periods ended July 31, 2006, respectively.  Expenses for such corporate services included in Cost of products sold totaled $1.5 million and $6.2 million for the one-month and seven-month periods ended July 31, 2006, respectively.  These costs are allocated from IPCO to the Division based on various methods, including direct consumption, percent of capital employed, and number of employees.

Substantially all employees hired prior to July 2004, and retirees of the Division, participate in IPCO’s pension plans and are eligible to receive retirement benefits. IPCO allocates service cost to the Division based upon a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. IPCO allocated periodic pension costs to the Division of $1.1 million and $7.5 million during the one-month and seven-month periods ended July 31, 2006, respectively.

IPCO provides certain retiree health care and life insurance benefits to a majority of the Division’s salaried employees and certain of the Division’s hourly employees. IPCO allocates postretirement benefit costs to the Division based upon a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. IPCO allocated postretirement benefit costs to the Division of $0.1 million and $0.9 million during the one-month and seven-month periods ended July 31, 2006, respectively.

The Division had net sales to IPCO of approximately $13.8 million and $83.8 million for the one-month and seven-month periods ended July 31, 2006, respectively. The Division had purchases from IPCO of approximately $8.2 million and $119.5 million for the one-month and seven-month periods ended July 31, 2006, respectively.

4.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

No cash interest payment was made for the month of July 31, 2006, while $7.3 million was paid for the seven months ended July 31, 2006.  Total interest expense was $1.3 million and $8.4 million for the one-month and seven-month periods ended July 31, 2006, respectively.

5.  INCOME TAXES

The results of operations of the Division are included in the income tax returns of IPCO. In the accompanying combined financial statements, the Division has reflected U.S. federal and state income tax expense / (benefit) on its gains / (losses) based on an allocated rate of 39.4% for the seven months ended July 31, 2006.

6.  COMMITMENTS AND CONTINGENCIES

Litigation—In May 2004, the press reported that European, U.S., and Canadian antitrust authorities were investigating possible cartel activity relating to publication papers. Following these press reports, a number of private plaintiffs filed purported class actions on behalf of purchasers of publication papers in various U.S. federal and state courts. These class actions allege that manufacturers of publication papers, including International Paper, participated in a price-fixing conspiracy from 1993 to the present. The cases filed in federal court assert a violation of the federal antitrust laws, while the cases filed in the state court allege violations of state antitrust and consumer protection statutes. These lawsuits seek injunctive relief, as well as treble damages and other costs associated with the litigation. The federal and state cases were consolidated for pre-trial purposes in December 2004 in the federal court for the District of Connecticut. Discovery and related pre-trial proceedings have begun in the consolidated federal case. The Company is vigorously defending this case and believes it has valid defenses, and as such, has not accrued any amounts at July 31, 2006.

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

	One Month	Seven Months
	Ended	Ended
	July 31,	July 31,
(In thousands of U.S. dollars)	2006	2006

Net Sales:
Coated	$120,331	$793,308
Pulp	11,915	88,634
Other	3,131	22,475
Total	$135,377	$904,417

Operating Income:
Coated	$7,821	$17,903
Pulp	1,729	7,413
Other	11	825
Total	$9,561	$26,141

Depreciation and Amortization:
Coated	$8,196	$60,881
Pulp	1,355	10,417
Other	165	1,376
Total	$9,716	$72,674

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods prior to the acquisition of the Company.  For comparison purposes, the results of operations for the quarter and nine months ended September 30, 2006, are presented on a combined basis, consisting of the results of the C&SC Papers division of International Paper, our Predecessor, for the seven months ended July 31, 2006, and our results, as the Successor to the C&SC Papers division, for the two months ended September 30, 2006. Accordingly, the discussion and analysis of historical periods does not fully reflect the significant impact that the Acquisition had on our financial statements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-4 for the year ended December 31, 2006, for more information regarding the comparability of our Predecessor’s results of operations.

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

Stand-Alone Company

On August 1, 2006, an affiliate of Apollo Management L.P. purchased the Coated and Supercalendered Papers Division of International Paper Company for approximately $1.4 billion. The Division was acquired under an asset purchase agreement.  The Predecessor financial statements for the periods presented represent the Division’s historical combined financial statements. The preparation of this information was based on certain assumptions and estimates, including allocations of costs from International Paper. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if the Division had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows. For example, the historical financial statements of the Predecessor in this report include expenses for certain corporate services provided by International Paper and allocated based on various methods, including direct consumption, percent of capital employed, and number of employees. These historical charges and allocations may not be representative of expenses that Verso Paper will incur in future reporting periods as Verso Paper operates as a stand-alone entity.

Financial Summary

Verso Paper’s third quarter 2007 results reflect significant improvement over second quarter 2007 as we began to enter our seasonally stronger period of the year.  Although sales prices still lag those of third quarter 2006, volumes and revenues were higher year over year.  Also, third quarter 2007 saw prices increase quarter over quarter for the first time in over a year, and we expect this trend to continue for the foreseeable future as we continue to realize two price increases across our coated paper products.  Coated paper market conditions are currently strong, which has resulted in strong order backlogs for our coated papers business.

During the quarter, in addition to improved volumes and sales prices, our operations ran efficiently and generated cost improvements compared to the previous quarter, as input prices for our key direct expenses decreased.  Additionally, selling, general and administrative expenses and freight costs were maintained at efficient levels.

Results of operations – comparison of third quarter 2007 to third quarter 2006

		Combined
	Successor	Successor and	Successor	Predecessor
	Consolidated	Predecessor	Consolidated	Combined
	Three Months	Three Months	Two Months	One Month
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	July 31,
(In thousands of U.S. dollars)	2007	2006	2006	2006

Net sales	$450,548	$434,202	$298,825	$135,377

Costs and expenses:
Cost of products sold - (exclusive of depreciation and amortization)	386,709	360,573	247,884	112,689
Depreciation and amortization	31,355	28,460	18,744	9,716
Selling, general and administrative expenses	17,376	8,639	5,228	3,411
Restructuring and other charges	4,240	3,700	3,700	-

Operating income	10,868	32,830	23,269	9,561

Interest income	(238)	(505)	(501)	(4)
Interest expense	28,430	20,805	19,550	1,255

Income (loss) before income taxes	(17,324)	12,530	4,220	8,310

Income tax expense	-	3,349	75	3,274

Net income (loss)	$(17,324)	$9,181	$4,145	$5,036

Net Sales.  Net sales for the three months ended September 30, 2007, were $450.5 million compared to $434.2 million for the three months ended September 30, 2006.  The improvement was the result of higher sales volume which increased 8.7%, partially offset by a 4.5% decrease in average sales prices for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Net sales for our Coated and supercalendered papers segment were $406.2 million for the three months ended September 30, 2007, compared to $388.1 million for the three months ended September 30, 2006.  The increase was due to an 11.6% increase in paper volumes for third quarter 2007 compared to third quarter 2006.  This improvement was partially offset by a 6.2% decline in average paper sales prices compared to the three months ended September 30, 2006.

Net sales for our Market pulp segment were $34.9 million for the three months ended September 30, 2007, compared to $36.3 million for the three months ended September 30, 2006.  This decrease was due to a 6.7% decline in sales volume, partially offset by a 3.2% increase in average sales prices compared to third quarter 2006.  The decrease in volume was mainly due to our increase in internal consumption.

Net sales for our Other segment were $9.4 million for the three months ended September 30, 2007, compared to $9.8 million for the three months ended September 30, 2006.  This decrease reflects an 8.7% decline in sales volume, partially offset by a 3.8% increase in average sales prices compared to third quarter 2006.

Cost of sales.  Cost of sales for the three months ended September 30, 2007, was $418.0 million, compared to $389.0 million for the three months ended September 30, 2006, an increase of 7.5%, primarily driven by higher sales volume. Our gross margin, excluding depreciation and amortization, was 14.2% for the three months ended September 30, 2007, compared to 17.0% for the same period in 2006.  This decline reflects the decline in average sales prices for the three months ended September 30, 2007.  Depreciation and amortization expense for the three months ended September 30, 2007, was $31.3 million compared to $28.5 million for the three months ended September 30, 2006.

Selling, general and administrative.  Selling, general and administrative expenses were $17.3 million for the three months ended September 30, 2007, compared to $8.7 million for the same period in 2006.  The increase is primarily due to transaction related expenditures of approximately $6.3 million.

Interest expense.  Interest expense for the three months ended September 30, 2007, was $28.4 million, compared to $20.8 million for the three months ended September 30, 2006.  The increase was primarily due to the debt issued as part of the Acquisition being outstanding for the full three months in third quarter 2007 compared to two months in third quarter 2006.

Restructuring and other charges.  Restructuring and other charges include one-time costs for us to operate as a stand-alone business.  The charges for the three months ended September 30, 2007, were $4.3 million.  In conjunction with the Transaction, we entered into a Transition Service Agreement with International Paper whereby International Paper agreed to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  Of the $4.3 million included in restructuring and other charges, $1.1 million were related to charges we incurred under the Transition Services Agreement.  As of September 30, 2007, we have substantially ceased using services in accordance with this agreement.

Income tax expense.  The Company is a limited liability corporation and is not subject to federal income taxes.  During the three-month period ended September 30, 2007, the company incurred no income taxes, compared to income tax expense of $3.3 million for our Predecessor for the two-month period ended July 31, 2006.

Results of operations – comparison of first nine months of 2007 to first nine months of 2006
		Combined
	Successor	Successor and	Successor	Predecessor
	Consolidated	Predecessor	Consolidated	Combined
	Nine Months	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	July 31,
(In thousands of U.S. dollars)	2007	2006	2006	2006

Net sales	$1,182,956	$1,203,242	$298,825	$904,417

Costs and expenses:

Cost of products sold - (exclusive of depreciation and amortization)	1,035,903	1,019,460	247,884	771,576
Depreciation and amortization	90,638	91,418	18,744	72,674
Selling, general and administrative expenses	37,047	39,576	5,228	34,348
Restructuring and other charges	16,483	3,378	3,700	(322)

Operating income	2,885	49,410	23,269	26,141

Interest income	(1,333)	(524)	(501)	(23)
Interest expense	85,355	27,964	19,550	8,414

Income (loss) before income taxes	(81,137)	21,970	4,220	17,750

Income tax expense	-	7,068	75	6,993

Net income (loss)	$(81,137)	$14,902	$4,145	$10,757

Net Sales.  Net sales for the nine months ended September 30, 2007, were $1,182.9 million compared to $1,203.2 million for the nine months ended September 30, 2006.  The decrease was the result of a 4.0% decrease in average sales prices partially offset by a 2.4% increase in volume for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Net sales for our Coated and supercalendered papers segment were $1,047.1 million for the nine months ended September 30, 2007, compared to $1,061.0 million for the nine months ended September 30, 2006.  The decrease was due to lower paper sales prices, which decreased by 5.8% for the nine months ended September 30, 2007, compared to paper prices for the nine months ended September 30, 2006.  This was partially offset by a 4.7% increase in paper volumes over the comparable period.

Net sales for our Market pulp segment were $107.6 million for the nine months ended September 30, 2007, compared to $113.0 million for the nine months ended September 30, 2006.  The decrease was due to a 9.4% decrease in volume, which was partially offset by a 5.2% increase in price.  The decrease in volume was mainly due to our increase in internal consumption.

Net sales for our Other segment were $28.2 million for the nine months ended September 30, 2007, compared to $29.2 million for the nine months ended September 30, 2006.  The decline was due to a 1.3% decrease in sales price and a 2.2% decrease in volume.

Cost of sales.  Cost of sales for the nine months ended September 30, 2007, was $1,126.5 million, compared to $1,110.8 million for the nine months ended September 30, 2006, an increase of 1.4%, primarily driven by higher sales volume.  Our gross margin, excluding depreciation and amortization, was 12.4% for the nine months ended September 30, 2007, compared to 15.3% for the same period in 2006.  This decline reflects the decline in average sales prices for the nine months ended September 30, 2007.  Depreciation and amortization expense for the nine months ended September 30, 2007, was $90.6 million compared to $91.4 million for the nine months ended September 30, 2006.

Selling, general and administrative.  Selling, general and administrative expenses were $37.0 million for the nine months ended September 30, 2007, compared to $39.6 million for the same period in 2006.  The decrease is primarily due to the elimination of an allocation from International Paper for corporate services during the nine months ended September 30, 2006.  For the period following the closing of the Acquisition, selling, general and administrative expenses reflect the expenses we incurred as a stand-alone business.

Interest expense.  Interest expense for the nine months ended September 30, 2007, was $85.3 million, compared to $28.0 million for the nine months ended September 30, 2006.  The increase was due to the new debt issued as part of the Acquisition.

Restructuring and other charges.  Restructuring and other charges include one-time costs for us to operate as a stand-alone business.  The charges for the nine months ended September 30, 2007, were $16.5 million.  In conjunction with the Transaction, we entered into a Transition Service Agreement with International Paper whereby International Paper will continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  Of the $16.5 million amount included in restructuring and other charges, $4.6 million were related to charges we incurred under the Transition Services Agreement.

Income tax expense.  The Company is a limited liability corporation and is not subject to federal income taxes.  During the nine-month period ended September 30, 2007, the company incurred no income taxes, compared to income tax expense of $7.0 million for our Predecessor for the seven-month period ended July 31, 2006.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. We currently have $159 million of availability under our revolving credit facility, which is currently undrawn, after deducting for $41 million of standby letters of credit that we have issued.

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

Net cash flows from operating activities. For the nine months ended September 30, 2007, operating activities used net cash of $21.9 million, compared to $39.3 million of net cash provided during the seven months ended July 31, 2006 and $49.0 million of net cash provided during the two months ended September 30, 2006.  The reduction was primarily due to a net loss of $81.1 million for the nine months ended September 30, 2007, compared to net income of $10.8 million and $4.1 million for the seven months ended July 31, 2006, and two months ended September 30, 2006, respectively.

Net cash flows from investing activities. For the nine months ended September 30, 2007, we used $46.9 million of net cash in investing activities due to investments in capital expenditures.  For the seven months ended July 31, 2006, net cash from investing activities reflected $27.7 million in capital expenditures.  For the two months ended September 30, 2006, net cash from investing activities reflected the $1.4 billion in cash paid for the acquisition.

Net cash flows from financing activities. For the nine months ended September 30, 2007, our financing activities used net cash of $16.8 million, which reflected principal payments on debt and $14.7 million in distributions paid to Holdings to service Holdings’ interest obligations. This compares to $11.6 million of net cash used during the seven months ended July 31, 2006, due to principal payments on debt net of equity contributions.  For the two months ended September 30, 2006, net cash provided by financing activities was $1.4 billion reflecting the net proceeds from the debt issuance and equity contributions.

The Company entered into Senior Secured Credit Facilities on August 1, 2006, which consists of:

•	a $285 million term loan facility, with a maturity of seven years, which was fully drawn on August 1, 2006;
•	a $200 million revolving credit facility with a maturity of nine years. No amounts were outstanding as of September 30, 2007.

Our aggregate indebtedness at September 30, 2007, was $1,157 million. The Senior Secured Credit Facilities are secured by first priority pledges of all the equity interests owned by us in our subsidiaries. The Senior Secured Credit Facilities are also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect subsidiaries.

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

The Senior Secured Credit Facilities contain various restrictive covenants. They prohibit us from prepaying other indebtedness and require us to maintain a maximum consolidated first lien leverage ratio. In addition, the Senior Secured Credit Facilities, among other things, limit our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the Second Priority Senior Secured Notes and the Senior Subordinated Notes limit our ability to, among other things, to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

In January 2007, Holdings entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of nine years.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Holdings has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions of $7.4 million to Holdings in third quarter 2007 and $14.7 million for the nine months ended September 30, 2007.  The Company has no obligation to issue distributions to Holdings.  Holdings can, at its option, choose to forgo cash interest payments on the loan and choose to instead pay interest in kind.

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

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations and environ-mental costs and obligations, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events will not differ from management’s assessments.

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

The following table reconciles net income to EBITDA and adjusted EBITDA for the periods presented:

	Successor
	& Predecessor	Successor
	Combined	& Predecessor	Successor	Successor
	Nine Months	Combined	Nine Months	Twelve Months
	Ended	Year Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(In millions of U.S. dollars)	2006	2006	2007	2007

Net income (loss)	$14.9	$8.9	$(81.1)	$(87.1)
Interest expense, net	27.4	55.3	84.0	111.9
Income taxes	7.0	7.0	-	-
Depreciation and amortization	91.4	121.0	90.6	120.2
EBITDA	$140.7	$192.2	$93.5	$145.0
Adjustments to EBITDA
Lease not assumed (1)	5.8	5.8	-	-
Change in machine use, net (2)	2.8	2.8	-	-
Restructuring, severance and other (3)	3.3	9.8	16.5	23.0
Non-cash compensation/benefits (4)	5.0	5.4	0.5	0.9
Inventory fair value (5)	4.6	5.9	-	1.3
Other items, net (6)	4.0	(0.1)	6.9	2.8
Adjusted EBITDA	$166.2	$221.8	$117.4	$173.0

Pro forma cash interest expense, net (7)				$107.0
Adjusted EBITDA to cash interest expense				1.6

(1)	Reflects the elimination of the historical rent expense incurred on the Sartell property lease that was not assumed by us.
(2)	Represents the elimination or addition of expected earnings as a result of changes in the use of two of our paper machines at the Jay mill prior to the Transactions.
(3)	Includes restructuring and severance as per our financial statements. Restructuring includes transition and other non-recurring costs associated with the acquisition and carve out.
(4)
Represents amortization of certain one-time benefit payments and non-cash benefit payments.  Also includes the elimination of historical non-cash stock compensation costs previously incurred by us under International Paper's compensation plan.

(5)	Represents the fair value of inventory adjustment related to purchase accounting.
(6)
Represents earnings adjustments for exceptional levels of bad debt expense, legal and consulting fees, and other miscellaneous non-recurring items, including adjustments for incremental estimated costs for activities previously part of the corporate allocation as well as other incremental costs we anticipated incurring on a stand-alone basis subsequent to the Transactions

(7)	Presented pro forma for the Transactions. Cash interest expense represents gross interest expense related to the debt, excluding amortization of debt issuance costs.

NOTE:
To construct financials for the twelve months ended September 30, 2007, amounts have been calculated by subtracting the data for the nine months ended September 30, 2006, from the data for the year ended December 31, 2006, and then adding the nine months ended September 30, 2007.

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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 100 customers. In 2007, no single customer accounted for more than 10% of our total net sales.

Interest Rate Risk—We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of September 30, 2007, under our senior secured credit facilities and our floating-rate notes would increase our annual interest expense by $5.1 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

During August 2007, we completed the transition of over 10 functional areas of our operations from International Paper, thus substantially transitioning Verso Paper to a stand-alone operation, and have operated with no significant issues since that time.  There were  no other changes in our internal control over financing reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
Not applicable

ITEM 1A.  RISK FACTORS
Not applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.   OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS
The following exhibits are filed as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007
VERSO PAPER HOLDINGS LLC (Registrant)

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted
Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted