Form 10-Q
period 2008-03-31
Verso Paper Holdings LLC
filed 2008-05-15
CIK 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2008, there was one outstanding limited liability company interest of the issuer.

TABLE OF CONTENTS

Page
Part I.	FINANCIAL INFORMATION
Item 1. Item 2. Item 3. Item 4T.
Unaudited Financial Statements of Verso Paper Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Controls and Procedures
3 7 22 30 32
Part II.	OTHER INFORMATION
SIGNATURES EXHIBIT INDEX	Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Legal Proceedings
Risk Factors
Unregistered Sales of Equity Securities and Use of Proceeds
Defaults Upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Exhibits

33 33 33 33 33 33 33 34 35

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS OF VERSO PAPER HOLDINGS LLC

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands of U.S. dollars)	2008	2007

ASSETS
Current Assets:
Cash	$19,655	$58,499
Accounts receivable - net	136,737	121,351
Accounts receivable from International Paper Company - net	11,034	12,318
Inventories	136,605	119,620
Prepaid expenses and other assets	3,337	3,935

Total Current Assets	307,368	315,723

Property, plant and equipment - net	1,143,440	1,159,918
Intangibles and other assets - net	93,594	90,843
Goodwill	10,551	10,551

Total Assets	$1,554,953	$1,577,035

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$125,680	$128,149
Accounts payable to International Paper Company	4,324	3,872
Accrued liabilities	67,504	88,127
Current maturities of long-term debt	2,850	2,850

Total Current Liabilities	200,358	222,998

Long-term debt	1,152,875	1,153,588
Other liabilities	26,650	25,596

Total Liabilities	1,379,883	1,402,182

Commitments and contingencies (Note 11)	-	-
Members' Equity
Paid-in-capital	289,988	289,911
Retained deficit	(108,277)	(105,188)
Accumulated other comprehensive loss	(6,641)	(9,870)
Members' equity	175,070	174,853

Total Liabilities and Members' Equity	$1,554,953	$1,577,035

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2008	2007

Net sales	$453,907	$359,806

Costs and expenses:
Cost of products sold - (exclusive of
depreciation and amortization)	375,378	316,351
Depreciation and amortization	32,137	29,595
Selling, general and administrative expenses	14,103	10,906
Restructuring and other charges	1,718	5,273

Operating income (loss)	30,571	(2,319)

Interest income	(191)	(921)
Interest expense	26,720	28,532

Net income (loss)	$4,042	$(29,930)

Included in the financial statement line items
above are related-party transactions as follows
(Notes 9 and 10):
Net sales	$36,189	$33,458
Purchases included in cost of products sold	1,039	1,301
Restructuring and other charges	847	2,940

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIODS ENDED MARCH 31, 2008 AND 2007

			Accumulated
			Other	Total
	Paid-in-	Retained	Comprehensive	Members'
(In thousands of U.S. dollars)	Capital	(Deficit)	Loss	Equity

Beginning balance - January 1, 2007	$289,286	$(1,832)	$(7,741)	$279,713
Net loss	-	(29,930)	-	(29,930)
Other comprehensive income:
Prior service cost amortization	-	-	196	196
Comprehensive income	-	(29,930)	196	(29,734)
Equity award expense	395	-	-	395
Ending balance - March 31, 2007	$289,681	$(31,762)	$(7,545)	$250,374

Beginning balance - January 1, 2008	$289,911	$(105,188)	$(9,870)	$174,853
Net income	-	4,042	-	4,042
Other comprehensive income:
Net unrealized gains on derivative financial
instruments	-	-	3,011	3,011
Prior service cost amortization	-	-	218	218
Comprehensive income	-	4,042	3,229	7,271
Cash distributions	-	(7,131)	-	(7,131)
Equity award expense	77	-	-	77
Ending balance - March 31, 2008	$289,988	$(108,277)	$(6,641)	$175,070

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$4,042	$(29,930)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	32,137	29,595
Amortization of debt issuance costs	1,357	1,358
Loss on disposal of fixed assets	117	91
Other - net	2,841	258
Changes in assets and liabilities:
Accounts receivable	(14,101)	20,229
Inventories	(16,986)	(36,940)
Prepaid expenses and other assets	(5,136)	343
Accounts payable	(2,016)	(40,226)
Accrued liabilities	(20,661)	(21,071)
Net cash used in operating activities	(18,406)	(76,293)
Cash Flows From Investing Activities:
Capital expenditures	(12,594)	(11,024)
Net cash used in investing activities	(12,594)	(11,024)
Cash Flows From Financing Activities:
Repayments of debt	(713)	(713)
Equity distributions	(7,131)	-
Net cash used in financing activities	(7,844)	(713)

Net decrease in cash	(38,844)	(88,030)
Cash at beginning of period	58,499	112,448
Cash at end of period	$19,655	$24,418

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008,
AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

1. BACKGROUND AND BASIS OF PRESENTATION

Unless otherwise noted, the terms the “Company”, “Verso Paper”, “we,” “us”, and “our” refer collectively to Verso Paper Holdings LLC, a Delaware limited liability company, and its subsidiaries after giving effect to the consummation of the Acquisition (as defined below).  References to the “Division” or “Predecessor” refer to the Coated and Supercalendered Papers Division of International Paper Company (“International Paper”).

On August 1, 2006, we acquired the assets and certain of the liabilities of the Division from International Paper including the mills located in Jay, Maine, Bucksport, Maine, Quinnesec, Michigan and Sartell, Minnesota, together with other related facilities and assets and certain administrative and sales and marketing functions (collectively, the “Acquisition”) pursuant to an Agreement of Purchase and Sale we entered into with International Paper on June 4, 2006.

We were formed by Apollo Management, L.P. and its affiliates (“Apollo”) for the purpose of consummating the Acquisition. In connection with the Acquisition we issued a total of $1,185 million of debt (the “Financing”), consisting of a $285 million in aggregate principal amount term loan B (the “Term Loan B”), $600 million of second-priority senior secured notes, and $300 million of senior subordinated notes.    We also obtained a $200 million revolving credit facility (together with Term Loan B, the “senior secured credit facilities”), which was undrawn at the closing of the Acquisition.  In addition to the Financing, affiliates of Apollo, International Paper and certain members of our senior management contributed approximately $289 million of equity to our parent companies.  As used in this report, the term “Acquisition” means collectively, the Acquisition and the Financing.

Included in this report are the financial statements of Verso Paper for the three-month periods ended March 31, 2008 and 2007.  In the opinion of Management, the accompanying unaudited consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the Notes to the unaudited consolidated financial statements, such adjustments are of a normal, recurring nature.  Results for the periods ended March 31, 2008 and 2007, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of December 31, 2007, included in our Form 10-K.

Verso Paper, a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, operates in three operating segments: coated and supercalendared papers; hardwood market pulp; and other, consisting of specialty industrial paper. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.  The Company includes mills and related woodyards in Bucksport and Jay, Maine;
Quinnesec, Michigan; and Sartell, Minnesota. The Company also includes an investment in an energy producing asset located at the Bucksport, Maine, facility.

2. RECENT ACCOUNTING DEVELOPMENTS

Derivatives and Hedging Activities—In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our combined results of operations or combined financial position.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141-R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interests; recognizes and measures goodwill acquired in a business combination or gain from a bargain purchase; and establishes disclosure requirements.  SFAS No. 141-R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company will apply the provisions of SFAS No. 141-R to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard is effective, on a prospective basis, for fiscal years, and interim periods within those years, beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  Early adoption is prohibited.  The impact of adopting SFAS No. 160 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets and liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, FSP 157-2, “Effective Date of FASB Statement No. 157,” delayed the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to years beginning after November 15, 2008.  The impact of adopting the initial provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.  The impact of adopting the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Sales, Use and Excise Taxes—In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3 in 2007 had no impact on the Company’s consolidated results of operations or consolidated financial position.

Accounting for Uncertainty in Income Taxes—In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of this interpretation beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

3. ACQUISITION

On August 1, 2006, Verso Paper acquired the Division, a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers, from International Paper.  The purchase price for the Division as of the acquisition date was $1.4 billion.  The purchase price was paid partially in cash and partially through a 10% limited partnership interest in Verso Paper Investments, L.P., Verso Paper’s indirect parent company. The acquisition agreement contains various representations, warranties and covenants customary to transactions of this type.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category include the following:

	March 31,	December 31,
(In thousands of U.S. dollars)	2008	2007

Raw materials	$22,213	$19,918
Woodyard logs	11,194	3,209
Work-in-process	23,085	19,565
Finished goods	53,526	48,167
Replacement parts and other supplies	26,587	28,761
Inventories	$136,605	$119,620

On March 31, 2008, the Company had approximately $0.8 million of restricted cash reflected in Other assets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the company’s asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2008	2007

Asset retirement obligations, January 1	$11,614	$11,855
New liabilities	1,091	310
Accretion expense	156	143
Settlement of existing liabilities	(159)	(36)
Adjustment to existing liabilities	2,273	104

Asset retirement obligations, March 31	$14,975	$12,376

Depreciation expense was $30.5 million and $29.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.

5. INTANGIBLES & OTHER ASSETS

Intangibles and other assets consist of the following:

	March 31,	December 31,
(In thousands of U.S. dollars)	2008	2007

Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $2.2 million and
$1.8 million, respectively	$11,107	$11,470
Patents - net of accumulated amortization of $0.19 million and $0.16 million,
respectively	956	985
Total amortizable intangible assets	12,063	12,455

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $9.0 million and
$7.7 million, respectively	35,111	36,468
Deferred major repair	4,227	5,328
Deferred software cost-net of accumulated amortization of $1.7 million
and $1.3 million, respectively	3,362	3,765
Replacement parts-net	6,435	4,932
Other	10,923	6,422
Total other assets	60,058	56,915

Intangibles and other assets	$93,594	$90,843

Approximately $0.4 million and $0.2 million of intangible amortization are reflected in depreciation and amortization expense for the three-month periods ended March 31, 2008 and 2007, respectively.

Estimated amortization expense of intangibles for the remainder of 2008 is expected to be $1.2 million and is expected to be approximately $1.4 million, $1.3 million, $1.1 million and $0.9 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

Software cost incurred as part of a major systems project was capitalized and is being amortized over its anticipated useful life of approximately three years.  Approximately $0.4 million and $0.2 million of software amortization are reflected in depreciation and amortization expense for the three-month periods ended March 31, 2008 and 2007, respectively.

6. LONG-TERM DEBT

A summary of long-term debt is as follows:

			March 31,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2008	2007

First Priority Term Loan B	8/1/2013	LIBOR + 1.75%	$255,725	$256,438
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	LIBOR + 3.75%	250,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000

			1,155,725	1,156,438
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,152,875	$1,153,588

Interest expense was $25.8 million while $43.7 million of interest was paid during the three-month period ended March 31, 2008.  Interest expense was $27.2 million while $44.1 million of interest was paid during the three-month period ended March 31, 2007.

Amortization of debt issuance costs was $1.4 million and $1.4 million for the three-month periods ended March 31, 2008 and 2007, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

The Company is a 100% owned subsidiary of our parent, Verso Paper Finance Holdings LLC.  In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Verso Paper Finance Holdings LLC has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions of $7.1 million to Verso Paper Finance Holdings LLC in first quarter 2008.  The Company has no obligation to issue distributions to Verso Paper Finance Holdings LLC.  Verso Paper Finance Holdings LLC can, at its option, pay interest either in cash or in kind through the accumulation of the outstanding principal amount.

7. RETIREMENT PLANS

The company maintains a defined benefit pension plan that provides retirement benefits to hourly employees in Jay, Bucksport and Sartell.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  The Company made contributions of $1.6 million in first quarter 2008, with $1.5 million attributable to the 2007 plan year and $0.1 million attributable to the 2008 plan year.  The Company currently expects to make additional contributions of $9.9 million with $8.4 million related to the 2008 plan year and $1.5 million related to the 2007 plan year.

The following table summarizes the components of net periodic expense:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2008	2007

Components of net periodic pension cost:
Service cost	$1,319	$1,254
Interest cost	251	149
Amortization of prior service cost	218	196

Net periodic pension cost	$1,788	$1,599

8.  MANAGEMENT EQUITY AWARDS

Certain members of management were granted the right to purchase “Class A” units of Verso Paper Management LP (a limited partner of the ultimate parent of Verso Paper Holdings LLC).  In addition, certain members of management were granted “Class B” and “Class C” units.  The Class B units vest over a 5 year period, 20% at the end of each year of service.  The Class C units will vest only if certain performance targets are met.  Directors were granted “Class D” units of Verso Paper Management LP, which are currently vested.

During the three-month period ended March 31, 2007, additional “Class B” and “Class C” units were granted.  The fair value of the additional units granted was approximately $0.6 million.  Equity award expense of $0.1 million and $0.4 million was recognized in the three-month periods ended March 31, 2008 and 2007, respectively.

9. RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition, we entered into a transition service agreement with International Paper whereby International Paper agreed to continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business.  The charges for the three-month periods ended March 31, 2008 and 2007, were $0.2 million and $2.2 million, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

The Company had net sales to International Paper of approximately $36.2 million and $33.5 million for the three-month periods ended March 31, 2008 and 2007, respectively.  The Company had purchases included in cost of products sold from International Paper of approximately $1.0 million and $1.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services under which $0.6 million and $0.7 million was expensed during the three-month periods ended March 31, 2008 and 2007, respectively.

In January 2007 Verso Paper Finance Holdings LLC, our indirect parent company, entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  Verso Paper Finance Holdings LLC has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions of $7.1 million to Verso Paper Finance Holdings LLC in first quarter 2008.  The Company has no obligation to issue distributions to Verso Paper Finance Holdings LLC.  Verso Paper Finance Holdings LLC can, at its option, pay interest either in cash or in kind through the accumulation of the outstanding principal amount.

10. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month periods ended March 31, 2008 and 2007, were $1.7 million and $5.3 million, respectively.  The charges in 2008 and 2007 included $0.2 million and $2.2 million, respectively, of transition service agreement costs.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

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

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport paper mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in Other assets in the accompanying condensed consolidated balance sheet at March 31, 2008.

12.  INFORMATION BY INDUSTRY SEGMENT

The Company operates in three operating segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty industrial paper. The Company operates in one geographic segment, the United States. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendared papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.

The following table summarizes the industry segment for the three-month periods ended March 31, 2008 and 2007:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2008	2007

Net Sales:
Coated and supercalendered	$404,931	$314,762
Hardwood market pulp	39,107	36,047
Other	9,869	8,997
Total	$453,907	$359,806

Operating Income (Loss):
Coated and supercalendered	$21,374	$(7,817)
Hardwood market pulp	10,498	6,825
Other	(1,301)	(1,327)
Total	$30,571	$(2,319)

Depreciation and Amortization:
Coated and supercalendered	$26,770	$24,725
Hardwood market pulp	4,647	4,218
Other	720	652
Total	$32,137	$29,595

Capital Spending:
Coated and supercalendered	$9,408	$10,378
Hardwood market pulp	2,873	174
Other	313	472
Total	$12,594	$11,024

13. DERIVATIVE INSTRUMENTS AND HEDGES

In the normal course of business, the Company utilizes derivatives contracts as part of its risk management strategy to manage our exposure to market fluctuations in energy prices and interest rates.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. The Company manages credit risk by entering into financial instrument transactions only through approved counterparties. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices. The Company manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the unaudited condensed consolidated statements of cash flows.

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  Effective November 1, 2007, the Company designated its energy hedging relationships as cash flow hedges under SFAS No. 133.  For the period of time these hedge relationships were not designated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings.  Subsequent to designation, net losses attributable to effective hedging are recorded in accumulated other comprehensive income, and the ineffective portion continues to be recognized in cost of products sold.

During the three months ended March 31, 2008, net settlements on these swaps resulted in an increase of $0.6 million in cost of products sold.  On March 31, 2008, the fair values of these swaps were unrealized gains of $3.2 million.  Unrealized gains on open derivative contracts recognized in cost of products sold were negligible in 2008.  In addition, net gains related to the effective portion of SFAS No. 133 hedges of $2.7 million were recorded in accumulated other comprehensive income on March 31, 2008.  Net gains included in other comprehensive income on March 31, 2008, are expected to be reclassified into cost of products sold in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions, the net gains are expected to be reclassified into earnings in 2008.

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On March 31, 2008, the fair value of this swap was an unrealized loss of $1.6 million.  In addition, net losses of $1.8 million were recorded in accumulated other comprehensive income on March 31, 2008.  Net losses included in other comprehensive income on March 31, 2008, are expected to be reclassified into interest expense in the same period when the hedged cash flows affect earnings and will decrease or increase interest expense on the respective hedged cash flows.  Net gains reclassified from other comprehensive income decreased interest expense by $0.2 million for the three months ended March 31, 2008.  Net losses of approximately $1.1 million are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 as it relates to financial assets and liabilities as of January 1, 2008.  The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurement for nonfinancial assts and liabilities that are not remeasured at fair value on a recurring basis to years beginning after November 15, 2008.  The adoption of the initial provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
▪ Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

As of March 31, 2008, the fair values of our financial assets and liabilities are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Natural gas swaps (a)	$3,238	$-	$3,238	$-
Deferred compensation assets (a)	15	15	-	-

Total assets at fair value	$3,253	$15	$3,238	$-

LIABILITIES
Interest rate swaps (b)	$1,640	$-	$1,640	$-
Deferred compensation liabilities (a)	15	15	-	-

Total liabilities at fair value	$1,655	$15	$1,640	$-

(a) Based on observable market data.
(b) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

15.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Verso Paper Holdings LLC (the “Company” or “Parent Issuer”) and Verso Paper Inc., (“Co-Issuer”) are the issuers of 9⅛% second-priority senior secured fixed rate notes due 2014, second-priority senior secured floating rate notes due 2014 and 11⅜% senior subordinated notes due 2014 (the “notes”).  The notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries, except Verso Paper Inc. (“Guarantor Subsidiaries”).  All subsidiaries other than the Guarantor Subsidiaries are minor.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Unaudited Condensed Consolidating Balance Sheet
as of March 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$307,368	$-	$307,368
Property and equipment, net	-	-	1,143,440	-	1,143,440
Intercompany receivable	1,204,840	-	-	(1,204,840)	-
Investment in subsidiaries	139,959	-	-	(139,959)	-
Non-current assets	-	-	104,145	-	104,145

Total assets	$1,344,799	$-	$1,554,953	$(1,344,799)	$1,554,953

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$16,854	$-	$183,504	$-	$200,358
Intercompany payable	-	-	1,204,840	(1,204,840)	-
Long-term debt	1,152,875	-	-	-	1,152,875
Other long-term liabilities	-	-	26,650	-	26,650
Members’ equity	175,070	-	139,959	(139,959)	175,070

Total liabilities and members’ equity	$1,344,799	$-	$1,554,953	$(1,344,799)	$1,554,953

Unaudited Condensed Consolidating Balance Sheet
as of December 31, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$315,723	$-	$315,723
Property and equipment, net	-	-	1,159,918	-	1,159,918
Intercompany receivable	1,224,307	-	-	(1,224,307)	-
Investment in subsidiaries	138,385	-	-	(138,385)	-
Non-current assets	-	-	101,394	-	101,394

Total assets	$1,362,692	$-	$1,577,035	$(1,362,692)	$1,577,035

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$34,251	$-	$188,747	$-	$222,998
Intercompany payable	-	-	1,224,307	(1,224,307)	-
Long-term debt	1,153,588	-	-	-	1,153,588
Other long-term liabilities	-	-	25,596	-	25,596
Members’ equity	174,853	-	138,385	(138,385)	174,853

Total liabilities and members’ equity	$1,362,692	$-	$1,577,035	$(1,362,692)	$1,577,035

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$453,907	$-	$453,907
Cost of products sold (exclusive of
depreciation and amortization)	-	-	375,378	-	375,378
Depreciation and amortization	-	-	32,137	-	32,137
Selling, general and adminstrative	-	-	14,103	-	14,103
Restructuring and other charges	-	-	1,718	-	1,718
Interest and other income	(34,284)	-	(191)	34,284	(191)
Interest expense	27,153	-	26,720	(27,153)	26,720
Equity in net loss of subsidiaries	4,042	-	-	(4,042)	-

Income (loss) before income taxes	11,173	-	4,042	(11,173)	4,042
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$11,173	$-	$4,042	$(11,173)	$4,042

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$359,806	$-	$359,806
Cost of products sold (exclusive of
depreciation and amortization)	-	-	316,351	-	316,351
Depreciation and amortization	-	-	29,595	-	29,595
Selling, general and adminstrative	-	-	10,906	-	10,906
Restructuring and other charges	-	-	5,273	-	5,273
Interest income	(28,192)	-	(921)	28,192	(921)
Interest expense	28,192	-	28,532	(28,192)	28,532
Equity in net loss of subsidiaries	(29,930)	-	-	29,930	-

Income (loss) before income taxes	(29,930)	-	(29,930)	29,930	(29,930)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(29,930)	$-	$(29,930)	$29,930	$(29,930)

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$7,131	$-	$(25,537)		$(18,406)

Cash flows from investing activities:
Capital expenditures	-	-	(12,594)	-	(12,594)
Net cash used in investing activities	-	-	(12,594)	-	(12,594)

Cash flows from financing activities:
Equity distributions	(7,131)	-	-	-	(7,131)
Repayment of advances to subsidiaries	713	-	(713)	-	-
Payments on long-term debt
under credit agreement	(713)	-	-	-	(713)
Net cash used in financing activities	(7,131)	-	(713)	-	(7,844)

Net change in cash	-	-	(38,844)	-	(38,844)
Cash at beginning of period	-	-	58,499	-	58,499

Cash at end of period	$-	$-	$19,655	$-	$19,655

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$-	$-	$(76,293)		$(76,293)

Cash flows from investing activities:
Capital expenditures	-	-	(11,024)	-	(11,024)
Net cash used in investing activities	-	-	(11,024)	-	(11,024)

Cash flows from financing activities:
Repayment of advances to subsidiaries	713	-	(713)		-
Payments on long-term debt
under credit agreement	(713)	-	-	-	(713)
Net cash used in financing activities	-	-	(713)	-	(713)

Net change in cash	-	-	(88,030)	-	(88,030)
Cash at beginning of period	-	-	112,448	-	112,448

Cash at end of period	$-	$-	$24,418	$-	$24,418

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

Financial Summary

Verso Paper’s results reflect significant improvement over first quarter 2007 as net sales increased 26% driven by the rising pricing environment and increased demand for our products.  Our weighted average paper prices have steadily increased since second quarter 2007, and we expect this trend to continue in 2008 as we continue to realize several price increases implemented across our coated paper products since third quarter 2007.  While demand decreased compared to fourth quarter due to expected seasonal trends, volumes were higher year over year.  Coated paper market conditions are currently strong as a result of recently completed and announced capacity closures, the lack of any significant forecasted capacity additions and favorable import trends.

During the quarter, in addition to improved volumes and sales prices, our operations ran efficiently and generated cost improvements compared to last year; however, input prices for our key direct expenses increased.  Additionally, selling, general and administrative expenses and freight costs were maintained at efficient levels.

Results of operations – comparison of first quarter 2008 to first quarter 2007

Net Sales.  Net sales for first quarter 2008 increased 26% to $453.9 million from $359.8 million in first quarter 2007.  The improvement was the result of an 11.8% increase in sales volume coupled with a 12.8% increase in average sales prices for first quarter 2008 compared to the same period in 2007.

Net sales for our coated and supercalendered papers segment increased to $404.9 million in first quarter 2008 from $314.8 million in first quarter 2007.  The increase reflects a 14.8% increase in paper volumes and a 12.0% increase in average paper sales prices for first quarter 2008 compared to first quarter 2007.

Net sales for our market pulp segment were $39.1 million for first quarter 2008 compared to $36.0 million for the same period in 2007.  This increase was due to an 11.2% increase in average sales prices compared to first quarter 2007.  Partially offsetting this increase was a 2.5% decline in volume as internal consumption increased.

Net sales for our other segment were $9.9 million for first quarter 2008 compared to $9.0 million for first quarter 2007.  The improvement in first quarter 2008 reflects an 11.0% increase in average sales prices, partially offset by a 1.2% decrease in sales volume compared to first quarter 2007.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2008	2007

Net sales	$453,907	$359,806

Costs and expenses:
Cost of products sold - exclusive of
depreciation and amortization	375,378	316,351
Depreciation and amortization	32,137	29,595
Selling, general and administrative expenses	14,103	10,906
Restructuring and other charges	1,718	5,273

Operating income (loss)	30,571	(2,319)

Interest income	(191)	(921)
Interest expense	26,720	28,532

Net income (loss)	$4,042	$(29,930)

Cost of sales.  Cost of sales increased 17.8% to $407.6 million in first quarter 2008 compared to $345.9 million for the same period in 2007, primarily driven by higher sales volume and increased prices of certain commodities we use in our production. Our gross margin, excluding depreciation and amortization, was 17.3% for first quarter 2008, compared to 12.1% for first quarter 2007.  This increase reflects the increase in average sales prices during first quarter 2008.  Depreciation and amortization expense was $32.2 million in first quarter 2008 compared to $29.6 million in 2007.

Selling, general and administrative.  Selling, general and administrative expenses were $14.1 million in first quarter 2008 compared to $10.9 million for the same period in 2007, primarily reflecting costs associated with the development of our infrastructure as a stand-alone organization.

Interest expense.  Interest expense for first quarter 2008 was $26.7 million compared to $28.5 million for the same period in 2007.  The decrease was primarily due to lower interest rates on floating rate debt in first quarter 2008 compared to 2007.

Restructuring and other charges.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month periods ended March 31, 2008 and 2007, were $1.7 million and $5.3 million, respectively.  The charges in 2008 and 2007 included $0.2 million and $2.2 million, respectively, of transition service agreement costs.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. We currently have $170 million of availability under our revolving credit facility, which is currently undrawn, after deducting for $30 million of standby letters of credit that we have issued.

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

Net cash flows from operating activities. For the three months ended March 31, 2008, operating activities used net cash of $18.4 million, compared to $76.3 million of net cash used during the three months ended March 31, 2007.  The decline in net cash used in operating activities was primarily due to improved performance, with net income of $4.0 million in first quarter 2008 compared to a net loss of $29.9 million in 2007 and working capital improvements.

Net cash flows from investing activities. For the three-month periods ended March 31, 2008 and 2007, we used $12.6 million and $11.0 million, respectively, of net cash in investing activities due to investments in capital expenditures.

Net cash flows from financing activities. For the three months ended March 31, 2008, our financing activities used net cash of $7.8 million, which reflected principal payments on debt and $7.1 million in distributions paid to Verso Paper Finance Holdings LLC to service Verso Paper Finance Holdings LLC’s interest obligations. This compares to $0.7 million of net cash used during the three months ended March 31, 2007 due to principal payments on debt.

The Company entered into senior secured credit facilities on August 1, 2006, consisting of:

•	a $285 million term loan facility, with a maturity of seven years, which was fully drawn on August 1, 2006;
•	a $200 million revolving credit facility with a maturity of six years. No amounts were outstanding as of March 31, 2008. Letters of credit of $30.1 million were issued as of March 31, 2008.

Our aggregate indebtedness on March 31, 2008, was $1,156 million. The senior secured credit facilities are secured by first priority pledges of all the equity interests owned by us in our subsidiaries. These senior secured credit facilities are also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect subsidiaries.  The term loan facility bears interest at a rate equal to LIBOR plus 1.75% and the interest rate was 4.4% at March 31, 2008.

On August 1, 2006, the Company completed an offering of $350 million in aggregate principal amount of 9⅛% second-priority senior secured fixed rate notes due 2014, $250 million in aggregate principal amount of second-priority senior secured floating rate notes due 2014, and $300 million in aggregate principal amount of 11⅜% senior subordinated notes due 2016. The floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and the interest rate was 7.0% at March 31, 2008.  The proceeds of the offerings were used to finance the Acquisition and to pay related fees and expenses.  The second-priority senior secured notes have the benefit of second-priority security interest in the collateral securing the senior secured credit facilities.  The fixed rate notes pay interest semi-annually and the variable portion pays interest quarterly.  The senior subordinated notes are unsecured and pay interest semi-annually.

The senior secured credit facilities contain various restrictive covenants. They prohibit us from prepaying other indebtedness and require us to maintain a maximum consolidated first lien leverage ratio. In addition, the senior secured credit facilities, among other things, limit our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the second-priority senior secured notes and the senior subordinated notes limit our ability to, among other things, (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The senior unsecured term loan facility bears interest at a rate equal to LIBOR plus 6.25% and the interest rate at March 31, 2008 was 9.5%.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Verso Paper Finance Holdings LLC has no independent operations, consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions of $7.1 million to Verso Paper Finance Holdings LLC in 2008.  The Company has no obligation to issue distributions to Verso Paper Finance Holdings LLC.  Verso Paper Finance Holdings LLC can, at its option, pay interest either in cash or in kind through the accumulation of the outstanding principal amount.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include SFAS No. 5, Accounting for Contingencies, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

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

Pension and Postretirement Benefit Obligations. The Company offers various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

Accounting changes

Derivatives and Hedging Activities—In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our combined results of operations or combined financial position.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141-R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interests; recognizes and measures goodwill acquired in a business combination or gain from a bargain purchase; and establishes disclosure requirements.  SFAS No. 141-R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company will apply the provisions of SFAS No. 141-R to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard is effective, on a prospective basis, for fiscal years, and interim periods within those years, beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  Early adoption is prohibited.  The impact of adopting SFAS No. 160 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets and liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, FSP 157-2, “Effective Date of FASB Statement No. 157,” delayed the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to years beginning after November 15, 2008.  The impact of adopting the initial provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.  The impact of adopting the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report, including without limitation, statements made under the caption “Overview” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Verso Paper Holdings LLC may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, labor disruptions, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters.

Covenant Compliance

Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing our outstanding notes (i) require the maintenance of a net first lien secured debt to Adjusted EBITDA ratio (as defined below) of 3.25 to 1.0 and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges (as defined below) and net senior secured debt to Adjusted EBITDA ratios. The covenants restricting our ability to incur additional indebtedness and make future acquisitions require a ratio of Adjusted EBITDA to Fixed Charges of 2.0 to 1.0 and a net senior secured debt to Adjusted EBITDA ratio of 6.0 to 1.0, in each case measured on a trailing four-quarter basis.  Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed Charges, or cash interest expense, represents consolidated interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is EBITDA further adjusted to exclude unusual items and other pro forma adjustments permitted in calculating covenant compliance in the indentures governing our outstanding notes to test the permissibility of certain types of transactions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate our compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. However, Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles cash flow from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Year	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(in millions of U.S. dollars)	2007	2007	2008	2008

Cash flow from operating activities	$(76.3)	$38.8	$(18.4)	$96.7
Amortization of debt issuance costs	(1.4)	(5.4)	(1.4)	(5.4)
Interest income	(0.9)	(1.5)	(0.2)	(0.8)
Interest expense	28.5	113.9	26.7	112.1
Loss on disposal of fixed assets	(0.1)	(1.0)	(0.1)	(1.0)
Other, net	(0.2)	1.5	(2.8)	(1.1)
Changes in assets and liabilities, net	77.7	7.9	58.9	(10.9)
EBITDA	27.3	154.2	62.7	189.6
Restructuring, severance and other (1)	5.3	19.4	1.7	15.8
Non-cash compensation/benefits (2)	0.4	0.6	0.1	0.3
Other items, net (3)	0.1	8.0	0.1	8.0
Adjusted EBITDA	$33.1	$182.2	$64.6	$213.7

Cash interest expense (4)	$27.2	$109.2	$25.8	$107.8
Adjusted EBITDA to cash interest expense				2.0
Net senior secured debt to Adjusted EBITDA				3.9
Net first-lien secured debt to Adjusted EBITDA				1.1

(1)	Includes restructuring and severance as per our financial statements. Restructuring includes transition and other non-recurring costs associated with the Acquisition.
(2)	Represents amortization of certain one-time benefit payments.
(3)	Represents earnings adjustments for legal and consulting fees, and other miscellaneous non-recurring items; including adjustments for incremental costs incurred on a stand-alone basis subsequent to the Acquisition
(4)	Cash interest expense represents interest expense related to the debt, excluding amortization of debt issuance costs.

NOTE:	To construct financials for the twelve months ended March 31, 2008, amounts have been calculated by subtracting the data for the three months ended March 31, 2007, from the data for the year ended December 31, 2007, and then adding the three months ended March 31, 2008.

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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 100 customers. In 2008, no single customer accounted for more than 10% of our total net sales.

Interest Rate Risk—We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of March 31, 2008, under our senior secured credit facilities and our floating-rate notes would increase our annual interest expense by $5.1 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Derivatives. In the normal course of business, we utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices and interest rates.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. We have an Energy Risk Management Policy adopted by the Executive Committee of our Board of Directors and monitored by an Energy Risk Management Committee, which is comprised of senior management. In addition, we have an Interest Rate Risk Committee which was formed to monitor our Interest Rate Risk Management Policy.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage credit risk by entering into financial instrument transactions only through approved counterparties. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices or interest rates. We manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons. To the extent we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve. As of March 31, 2008, we had net unrealized gains of $3.2 million on open commodity swaps with maturities of one to seven months. These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $1.6 million on the fair value of such instruments. This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

We entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On March 31, 2008, the fair value of this swap was an unrealized loss of $1.6 million.   A 10% decrease in interest rates would have a negative impact of approximately $1.2 million on the fair value of such instruments.

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

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates. In 2008, as we begin to utilize wood harvested from our 23,000-acre hybrid poplar fiber farm located near Alexandria, Minnesota, our ongoing wood costs should be positively impacted.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Internal Control Over Financial Reporting

There were no changes in our internal control over financing reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.   OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS
The following exhibits are filed as part of this report:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the
Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the
Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(b) under the
Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008
VERSO PAPER HOLDINGS LLC

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the
Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the
Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(b) under the
Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.