Form 10-Q
period 2008-06-30
Verso Paper Holdings LLC
filed 2008-08-13
CIK 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-142283

Verso Paper Holdings LLC
 (Exact name of registrant as specified in its charter)

Delaware	56-2597634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6775 Lenox Center Court, Suite 400
Memphis, Tennessee 38115-4436	(901) 369-4100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of July 31, 2008, there was one outstanding limited liability company interest of the registrant.

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS OF VERSO PAPER HOLDINGS LLC

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

ASSETS
Current Assets:
Cash	$48,327	$58,499
Accounts receivable - net	125,492	121,351
Accounts receivable from related parties	17,024	12,318
Inventories	134,017	119,620
Prepaid expenses and other assets	2,808	3,935

Total Current Assets	327,668	315,723

Property, plant and equipment - net	1,139,792	1,159,918
Intangibles and other assets - net	104,385	90,843
Goodwill	10,551	10,551

Total Assets	$1,582,396	$1,577,035

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$134,968	$128,149
Accounts payable to related parties	30,154	3,872
Accrued liabilities	84,355	88,127
Current maturities of long-term debt	2,850	2,850

Total Current Liabilities	252,327	222,998

Long-term debt	1,152,163	1,153,588
Other liabilities	26,139	25,596

Total Liabilities	1,430,629	1,402,182

Commitments and contingencies (Note 10)	-	-
Members' Equity
Paid-in-capital	300,890	289,911
Retained deficit	(149,832)	(105,188)
Accumulated other comprehensive income (loss)	709	(9,870)
Members' equity	151,767	174,853

Total Liabilities and Members' Equity	$1,582,396	$1,577,035

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net sales	$451,602	$372,602	$905,509	$732,408

Costs and expenses:
Cost of products sold - (exclusive of
depreciation and amortization)	376,921	332,843	752,299	649,194
Depreciation and amortization	34,688	30,024	66,825	59,619
Selling, general and administrative expenses	26,316	8,429	40,419	19,335
Restructuring and other charges	23,718	6,970	25,436	12,243

Operating income (loss)	(10,041)	(5,664)	20,530	(7,983)

Interest income	(141)	(174)	(332)	(1,095)
Interest expense	24,821	28,393	51,541	56,925

Net loss	$(34,721)	$(33,883)	$(30,679)	$(63,813)

Included in the financial statement line items
above are related-party transactions as follows
(Notes 8 and 9):
Net sales	$44,454	$37,260	$80,643	$70,718
Purchases included in cost of products sold	3,222	1,339	4,261	3,338
Restructuring and other charges	22,475	2,563	23,322	5,503

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

			Accumulated
			Other	Total
	Paid-in-	Retained	Comprehensive	Members'
(In thousands of U.S. dollars)	Capital	(Deficit)	Income (Loss)	Equity

Beginning balance - January 1, 2007	$289,286	$(1,832)	$(7,741)	$279,713
Net loss	-	(63,813)	-	(63,813)
Other comprehensive income:
Prior service cost amortization	-	-	393	393
Total other comprehensive income	-	-	393	393
Comprehensive income (loss)	-	(63,813)	393	(63,420)
Cash distributions	-	(7,256)	-	(7,256)
Equity award expense	471	-	-	471
Ending balance - June 30, 2007	$289,757	$(72,901)	$(7,348)	$209,508

Beginning balance - January 1, 2008	$289,911	$(105,188)	$(9,870)	$174,853
Net loss	-	(30,679)	-	(30,679)
Other comprehensive income:
Net unrealized gains on derivative financial
instruments	-	-	10,143	10,143
Prior service cost amortization	-	-	436	436
Total other comprehensive income	-	-	10,579	10,579
Comprehensive income (loss)	-	(30,679)	10,579	(20,100)
Cash distributions	-	(13,965)	-	(13,965)
Equity award expense	10,979	-	-	10,979
Ending balance - June 30, 2008	$300,890	$(149,832)	$709	$151,767

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007
Cash Flows From Operating Activities:
Net loss	$(30,679)	$(63,813)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	66,825	59,619
Amortization of debt issuance costs	2,714	2,716
Loss on disposal of fixed assets	21	(48)
Other - net	20,732	864
Changes in assets and liabilities:
Accounts receivable	(8,847)	(4,148)
Inventories	(14,397)	(30,884)
Prepaid expenses and other assets	(18,621)	(6,127)
Accounts payable	33,100	10,604
Accrued liabilities	(4,320)	117
Net cash provided by (used in) operating activities	46,528	(31,100)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	82	238
Capital expenditures	(41,392)	(31,182)
Net cash used in investing activities	(41,310)	(30,944)
Cash Flows From Financing Activities:
Repayments of debt	(1,425)	(1,425)
Equity distributions	(13,965)	(7,256)
Net cash used in financing activities	(15,390)	(8,681)

Net decrease in cash	(10,172)	(70,725)
Cash at beginning of period	58,499	112,448
Cash at end of period	$48,327	$41,723

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008,
AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

1.  BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Verso Paper Holdings LLC and its subsidiaries.  Unless otherwise noted, the terms the “Company”, “Verso Paper”, “we,” “us”, and “our” refer collectively to Verso Paper Holdings LLC and its subsidiaries after giving effect to the consummation of the Acquisition (as defined below).

On August 1, 2006, we acquired the assets and certain of the liabilities of the Coated and Supercalendered Papers Division of International Paper Company (“International Paper”) including the mills located in Jay, Maine, Bucksport, Maine, Quinnesec, Michigan and Sartell, Minnesota, together with other related facilities and assets and certain administrative and sales and marketing functions (collectively, the “Acquisition”) pursuant to an Agreement of Purchase and Sale dated June 4, 2006.  We were formed by Apollo Management, L.P. and its affiliates (“Apollo”) for the purpose of consummating the Acquisition.

Included in this report are the financial statements of Verso Paper for the three-month and six-month periods ended June 30, 2008 and 2007.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited consolidated financial statements, such adjustments are of a normal, recurring nature.  Results for the periods ended June 30, 2008 and 2007, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of December 31, 2007, included in our annual report on Form 10-K for the year ended December 31, 2007.

We operate, through our subsidiaries, in the following three segments: coated and supercalendared papers; hardwood market pulp; and other, consisting of specialty industrial paper. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.  The Company includes mills and related woodyards in Bucksport and Jay, Maine; Quinnesec, Michigan; and Sartell, Minnesota. The Company also includes an investment in an energy producing asset located at the Bucksport, Maine, facility.

2.  RECENT ACCOUNTING DEVELOPMENTS

Derivatives and Hedging Activities—In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our consolidated results of operations or consolidated financial position.

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

Accounting for Uncertainty in Income Taxes—In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of this interpretation beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category include the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Raw materials	$19,200	$19,918
Woodyard logs	4,771	3,209
Work-in-process	19,120	19,565
Finished goods	65,214	48,167
Replacement parts and other supplies	25,712	28,761
Inventories	$134,017	$119,620

On June 30, 2008, the Company had approximately $0.8 million of restricted cash reflected in Other assets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the company’s asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheet:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007

Asset retirement obligations, January 1	$11,614	$11,855
New liabilities	1,091	310
Accretion expense	285	295
Settlement of existing liabilities	(385)	(81)
Adjustment to existing liabilities	2,273	104

Asset retirement obligations, June 30	$14,878	$12,483

Depreciation expense was $32.8 million and $63.3 million for the three-month and six-month periods ended June 30, 2008, compared to $29.6 million and $58.9 million for the three-month and six-month periods ended June 30, 2007, respectively.

4.  INTANGIBLES & OTHER ASSETS

Intangibles and other assets consist of the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $2.5 million and
$1.8 million, respectively	$10,745	$11,470
Patents - net of accumulated amortization of $0.22 million and $0.16 million,
respectively	928	985
Total amortizable intangible assets	11,673	12,455

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $10.4 million and
$7.7 million, respectively	33,753	36,468
Deferred major repair	11,003	5,328
Deferred software cost-net of accumulated amortization of $2.2 million
and $1.3 million, respectively	3,423	3,765
Replacement parts-net	6,487	4,932
Other	16,573	6,422
Total other assets	71,239	56,915

Intangibles and other assets	$104,385	$90,843

Amortization of intangible assets reflected in depreciation and amortization expense was $0.4 million and $0.8 million for the three-month and six-month periods ended June 30, 2008, compared to $0.1 million and $0.3 million for the three-month and six-month periods ended June 30, 2007, respectively.

Estimated amortization expense of intangibles for the remainder of 2008 is expected to be $0.8 million and is expected to be approximately $1.4 million, $1.3 million, $1.1 million and $0.9 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

Software cost incurred as part of a major systems project was capitalized and is being amortized over its anticipated useful life of approximately three years.  Amortization of software reflected in depreciation and amortization expense was $0.4 million and $0.8 million for the three-month and six-month periods ended June 30, 2008, compared to $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2007, respectively.

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

			June 30,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2008	2007

First Priority Term Loan B	8/1/2013	LIBOR + 1.75%	$255,013	$256,438
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	LIBOR + 3.75%	250,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000

			1,155,013	1,156,438
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,152,163	$1,153,588

Interest expense was $23.8 million while $7.6 million of interest was paid during second quarter 2008.  Interest expense was $49.6 million while $51.3 million of interest was paid during the six months ended June 30, 2008.  Interest expense was $27.3 million while $10.5 million of interest was paid during second quarter 2007.  Interest expense was $54.6 million while $54.6 million of interest was paid during the six months ended June 30, 2007.

Amortization of debt issuance costs, included in interest expense in the accompanying condensed consolidated statements of operations, was $1.3 million and $2.7 million for the three-month and six-month periods ended June 30, 2008, compared to $1.3 million and $2.7 million for the three-month and six-month periods ended June 30, 2007, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

We are an indirect, wholly-owned subsidiary of Verso Paper Finance Holdings LLC.  In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp., of which Verso Paper Finance Holdings LLC is an indirect, wholly-owned subsidiary,  used a portion of the net proceeds from an initial public offering of 14 million shares of its common stock at an offering price of $12.00 per share to repay $138 million of the outstanding principal of this loan, and the 1.0% prepayment penalty related thereto.  Verso Paper Finance Holdings LLC can, at its option, pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions to Verso Paper Finance Holdings LLC of $6.9 million in second quarter 2008 and $14.0 million for the six months ended June 30, 2008.  Additionally, the Company paid distributions of $7.3 million in second quarter 2007.  The Company has no obligation to make distributions to Verso Paper Finance Holdings LLC.

6.  RETIREMENT PLANS

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees in Jay, Bucksport and Sartell.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In second quarter 2008, the Company made contributions of $2.1 million attributable to the 2008 plan year.  For the six months, contributions totaled $3.7 million, with $2.2 million attributable to the 2008 plan year and $1.5 million attributable to the 2007 plan year.  The Company currently expects to make additional contributions of $7.8 million with $6.3 million related to the 2008 plan year and $1.5 million related to the 2007 plan year.

The following table summarizes the components of net periodic expense:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Components of net periodic pension cost:
Service cost	$1,319	$1,253	$2,638	$2,506
Interest cost	251	149	501	298
Amortization of prior service cost	218	196	436	392

Net periodic pension cost	$1,788	$1,598	$3,575	$3,196

7.  MANAGEMENT EQUITY AWARDS

Simultaneously with the consummation of the initial public offering of common stock of Verso Paper Corp. (the “IPO”), the limited partnership agreement of Verso Paper Corp.’s parent, Verso Paper Management LP (the “Partnership”), was amended to, among other things, change its equity structure from multiple classes of units representing limited partner interests in the Partnership to a single class of units representing such interests.  The conversion from the prior multiple-class unit structure (referred to herein as “Legacy Units”) to a new single class of units was designed to correlate the equity structure of the Partnership with the post-IPO equity structure of Verso Paper Corp.

As part of the amendment of the limited partnership agreement of the Partnership, the Legacy Class C Units of the Partnership previously granted to certain members of our management became vested immediately.  Prior to the amendment, the Legacy Class C Units were to vest only if certain performance targets were met.  As a result of the accelerated vesting of the Legacy Class C Units, the Company recognized $10.8 million of additional equity compensation expense.

Certain members of our management have been granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  Our directors have been granted Legacy Class D Units, which were vested upon grant.

The fair value of the Legacy Class B Units granted to management and the Legacy Class D Units granted to directors in 2008 and 2007 was approximately $0.1 million and $0.6 million, respectively.  Equity award expense for the three-month and six-month periods ended June 30, 2008, was $10.9 million and $11.0 million, respectively, which includes the $10.8 million related to the vesting of the Legacy Class C Units.  Equity award expense was $0.1 million and $0.5 million for the three-month and six-month periods ended June 30, 2007, respectively.

As of June 30, 2008, there was approximately $0.8 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model are as follows:  expected term of five years, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends and average risk free rates of 3.0% in 2008, 4.2% to 4.7% in 2007.

Assumptions applied under the Black-Scholes option pricing model for the Legacy Class C Units are as follows:  expected term of one year, volatility rate of 36.65% based on industry historical volatility rate, expected dividend rate of 1%, and average risk free rate of 2.0%.

8.  RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition, we entered into a transition service agreement with International Paper whereby International Paper agreed to continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business. The charges for six-months ended June 30, 2008, were $0.2 million, compared to $1.9 million and $4.1 million for the three-month and six-month periods ended June 30, 2007, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

The Company had net sales to International Paper of $44.5 million and $80.6 million for the three-month and six-month periods ended June 30, 2008, compared to $37.3 million and $70.7 million for the three-month and six-month periods ended June 30, 2007, respectively.  The Company had purchases included in cost of products sold from International Paper of $3.2 million and $4.3 million for the three-month and six-month periods ended June 30, 2008, compared to $1.3 million and $3.3 million for the three-month and six-month periods ended June 30, 2007, respectively.

Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Management fees to Apollo for these services were $1.4 million for the six-month period ended June 30, 2007.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services in exchange for a one-time fee corresponding to the present value of all future annual fee payments pursuant to the terms of the management agreement. The amount of this one-time fee was $23.1 million.  Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.

The Company is a 100% owned subsidiary of our parent, Verso Paper Finance Holdings LLC.  In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from the IPO to repay $138 million of the outstanding principal of this loan and the 1.0% prepayment penalty related thereto.  Verso Paper Finance Holdings LLC can, at its option, pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions to Verso Paper Finance Holdings LLC of $6.9 million in second quarter 2008 and $14.0 million for the six months ended June 30, 2008.  Additionally, the Company paid distributions of $7.3 million in second quarter 2007.  The Company has no obligation to make distributions to Verso Paper Finance Holdings LLC.

On June 30, 2008, the Company had current payables of $2.6 million due to Verso Paper Corp. and its subsidiaries.

9. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month and six-month periods ended June 30, 2008, were $23.8 million and $25.5 million, compared to $7.0 million and $12.3 million for the three-month and six-month periods ended June 30, 2007, respectively.  The charges in 2008 included the one-time fee of $23.1 million to terminate the annual fee arrangement under the management agreement with Apollo, and $0.2 million of transition service agreement costs.  In 2007, restructuring and other charges included $1.9 million and $4.1 million of transition service agreement costs for the three-month and six-month periods ended June 30, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

10. COMMITMENTS AND CONTINGENCIES

Contingencies— On August 6, 2008, Verso Paper Corp. filed a declaratory judgment suit in the United States District Court for the Eastern District of Wisconsin against NewPage Corporation and NewPage Wisconsin System Inc., in response to a patent infringement claim recently asserted by NewPage regarding certain of our coated paper products.  The action seeks a ruling that our coated paper products do not infringe the NewPage patent and that the NewPage patent is invalid.  While no assurances can be given regarding the outcome, if the outcome of this matter is unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims are pending against the Company and its subsidiaries.  Although the Company cannot predict the outcome of these claims, after consulting with counsel, management is of the opinion that when resolved, these claims, except as noted in the foregoing paragraph, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport paper mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in Other assets in the accompanying condensed consolidated balance sheet at June 30, 2008.

11.  INFORMATION BY INDUSTRY SEGMENT

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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net Sales:
Coated and supercalendered	$402,315	$326,110	$807,246	$640,872
Hardwood market pulp	38,735	36,663	77,842	72,710
Other	10,552	9,829	20,421	18,826
Total	$451,602	$372,602	$905,509	$732,408

Operating Income (Loss):
Coated and supercalendered	$(15,872)	$(13,060)	$5,502	$(20,877)
Hardwood market pulp	6,785	8,279	17,283	15,104
Other	(954)	(883)	(2,255)	(2,210)
Total	$(10,041)	$(5,664)	$20,530	$(7,983)

Depreciation and Amortization:
Coated and supercalendered	$29,696	$24,711	$56,466	$49,436
Hardwood market pulp	4,257	4,616	8,904	8,834
Other	735	697	1,455	1,349
Total	$34,688	$30,024	$66,825	$59,619

Capital Spending:
Coated and supercalendered	$23,487	$19,005	$32,895	$29,383
Hardwood market pulp	4,022	653	6,895	827
Other	1,289	500	1,602	972
Total	$28,798	$20,158	$41,392	$31,182

12.  DERIVATIVE INSTRUMENTS AND HEDGES

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

Net settlements on these swaps resulted in decreases of $3.3 million and $2.7 million to cost of products sold for the three-month and six-month periods ended June 30, 2008, respectively.  On June 30, 2008, the balance sheet impacts of these swaps were derivative assets of $6.8 million and derivative liabilities of $0.7 million.  Unrealized gains representing the ineffective portion of these hedges recognized in cost of products sold were $0.1 million in 2008.  In addition, net gains related to the effective portion of SFAS No. 133 hedges of $5.9 million were recorded in accumulated other comprehensive income on June 30, 2008.  Net gains included in other comprehensive income on June 30, 2008, are expected to be reclassified into cost of products sold in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions, the net gains are expected to be reclassified into earnings through September 2009.  For the quarter ended June 30, 2007, prior to the swaps being designated under SFAS No. 133, net losses of $1.5 million were recognized in cost of products sold.

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On June 30, 2008, the fair value of this swap was an unrealized gain of $2.2 million.  In addition, net gains of $2.1 million were recorded in accumulated other comprehensive income on June 30, 2008.  Net gains included in other comprehensive income on June 30, 2008, are expected to be reclassified into interest expense in the same period when the hedged cash flows affect earnings and will decrease or increase interest expense on the respective hedged cash flows.  Net gains reclassified from other comprehensive income decreased interest expense by $0.1 million and $0.3 million for the three-month and six-month periods ended June 30, 2008, respectively.  Net gains of approximately $0.8 million are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 as it relates to financial assets and liabilities as of January 1, 2008.  The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurement for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to years beginning after November 15, 2008.  The adoption of the initial provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

As of June 30, 2008, the fair values of our financial assets and liabilities are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Natural gas swaps (a)	$6,848	$-	$6,848	$-
Interest rate swaps (b)	2,192	-	2,192	-
Deferred compensation assets (a)	160	160	-	-

Total assets at fair value on June 30, 2008	$9,200	$160	$9,040	$-

LIABILITIES
Natural gas swaps (a)	$698	$-	$698	$-
Deferred compensation liabilities (a)	160	160	-	-

Total liabilities at fair value on June 30, 2008	$858	$160	$698	$-

(a) Based on observable market data.
(b) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Verso Paper Holdings LLC (the “Parent Issuer”) and Verso Paper Inc., (“Co-Issuer”) are the issuers of 9⅛% second-priority senior secured fixed rate notes due 2014, second-priority senior secured floating rate notes due 2014, and 11⅜% senior subordinated notes due 2014 (the “notes”).  The notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries, except Verso Paper Inc. (“Guarantor Subsidiaries”).  All subsidiaries other than the Guarantor Subsidiaries are minor.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of income and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

Unaudited Condensed Consolidating Balance Sheet
as of June 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$327,668	$-	$327,668
Property and equipment, net	-	-	1,139,792	-	1,139,792
Intercompany receivable	1,219,301	-	-	(1,219,301)	-
Investment in subsidiaries	118,013	-	-	(118,013)	-
Non-current assets	-	-	114,936	-	114,936

Total assets	$1,337,314	$-	$1,582,396	$(1,337,314)	$1,582,396

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$33,384	$-	$218,943	$-	$252,327
Intercompany payable	-	-	1,219,301	(1,219,301)	-
Long-term debt	1,152,163	-	-	-	1,152,163
Other long-term liabilities	-	-	26,139	-	26,139
Members’ equity	151,767	-	118,013	(118,013)	151,767

Total liabilities and members’ equity	$1,337,314	$-	$1,582,396	$(1,337,314)	$1,582,396

Unaudited Condensed Consolidating Balance Sheet
as of December 31, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$315,723	$-	$315,723
Property and equipment, net	-	-	1,159,918	-	1,159,918
Intercompany receivable	1,224,307	-	-	(1,224,307)	-
Investment in subsidiaries	138,385	-	-	(138,385)	-
Non-current assets	-	-	101,394	-	101,394

Total assets	$1,362,692	$-	$1,577,035	$(1,362,692)	$1,577,035

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$34,251	$-	$188,747	$-	$222,998
Intercompany payable	-	-	1,224,307	(1,224,307)	-
Long-term debt	1,153,588	-	-	-	1,153,588
Other long-term liabilities	-	-	25,596	-	25,596
Members’ equity	174,853	-	138,385	(138,385)	174,853

Total liabilities and members’ equity	$1,362,692	$-	$1,577,035	$(1,362,692)	$1,577,035

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$451,602	$-	$451,602
Cost of products sold (exclusive
of depreciation and amortization)	-	-	376,921	-	376,921
Depreciation and amortization	-	-	34,688	-	34,688
Selling, general and adminstrative	-	-	26,316	-	26,316
Restructuring and other charges	-	-	23,718	-	23,718
Interest income	(32,157)	-	(141)	32,157	(141)
Interest expense	25,323	-	24,821	(25,323)	24,821
Equity in net loss of subsidiaries	(34,721)	-	-	34,721	-

Income (loss) before
income taxes	(27,887)	-	(34,721)	27,887	(34,721)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(27,887)	$-	$(34,721)	$27,887	$(34,721)

Unaudited Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$905,509	$-	$905,509
Cost of products sold (exclusive of
depreciation and amortization)	-	-	752,299	-	752,299
Depreciation and amortization	-	-	66,825	-	66,825
Selling, general and adminstrative	-	-	40,419	-	40,419
Restructuring and other charges	-	-	25,436	-	25,436
Interest and other income	(66,611)	-	(332)	66,611	(332)
Interest expense	52,646	-	51,541	(52,646)	51,541
Equity in net loss of subsidiaries	(30,679)	-	-	30,679	-

Income (loss) before income taxes	(16,714)	-	(30,679)	16,714	(30,679)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(16,714)	$-	$(30,679)	$16,714	$(30,679)

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$372,602	$-	$372,602
Cost of products sold (exclusive of
depreciation and amortization)	-	-	332,843	-	332,843
Depreciation and amortization	-	-	29,688	-	29,688
Selling, general, and adminstrative	-	-	8,765	-	8,765
Restructuring and other charges	-	-	6,970	-	6,970
Interest income	(28,294)	-	(174)	28,294	(174)
Interest expense	28,294	-	28,393	(28,294)	28,393
Equity in net loss of subsidiaries	(33,883)	-	-	33,883	-

Income (loss) before
income taxes	(33,883)	-	(33,883)	33,883	(33,883)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(33,883)	$-	$(33,883)	$33,883	$(33,883)

Unaudited Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$-	$732,408	$-	$732,408
Cost of products sold (exclusive of
depreciation and amortization)	-	-	649,194	-	649,194
Depreciation and amortization	-	-	59,283	-	59,283
Selling, general and adminstrative	-	-	19,671	-	19,671
Restructuring and other charges	-	-	12,243	-	12,243
Interest income	(56,486)	-	(1,095)	56,486	(1,095)
Interest expense	56,486	-	56,925	(56,486)	56,925
Equity in net loss of subsidiaries	(63,813)	-	-	63,813	-

Income (loss) before income taxes	(63,813)	-	(63,813)	63,813	(63,813)
Income tax (benefit) expense	-	-	-	-	-

Net income (loss)	$(63,813)	$-	$(63,813)	$63,813	$(63,813)

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$13,965	$-	$32,563		$46,528

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	82	-	82
Capital expenditures	-	-	(41,392)	-	(41,392)
Net cash used in investing activities	-	-	(41,310)	-	(41,310)

Cash flows from financing activities:
Equity distributions	(13,965)	-	-	-	(13,965)
Repayment of advances to subsidiaries	1,425	-	(1,425)	-	-
Payments on long-term debt
under credit agreement	(1,425)	-	-	-	(1,425)
Net cash used in financing activities	(13,965)	-	(1,425)	-	(15,390)

Net change in cash	-	-	(10,172)	-	(10,172)
Cash at beginning of period	-	-	58,499	-	58,499

Cash at end of period	$-	$-	$48,327	$-	$48,327

Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$-	$-	$(31,100)		$(31,100)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	238	-	238
Capital expenditures	-	-	(31,182)	-	(31,182)
Net cash used in investing activities	-	-	(30,944)	-	(30,944)

Cash flows from financing activities:
Equity distributions	-	-	(7,256)	-	(7,256)
Repayment of advances to subsidiaries	1,425	-	(1,425)		-
Payments on long-term debt
under credit agreement	(1,425)	-	-	-	(1,425)
Net cash used in financing activities	-	-	(8,681)	-	(8,681)

Net change in cash	-	-	(70,725)	-	(70,725)
Cash at beginning of period	-	-	112,448	-	112,448

Cash at end of period	$-	$-	$41,723	$-	$41,723

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

Financial Summary

Verso Paper’s second quarter 2008 results reflect significant improvement over last year as net sales increased 21% driven by the favorable pricing environment and higher volumes.  Our weighted average paper prices have steadily increased since second quarter 2007, and we expect this trend to continue into the third quarter of 2008.

During the quarter, in addition to improved volumes and sales prices, our operations ran efficiently and generated cost improvements compared to last year.  These improvements were partially offset by several planned maintenance outages at our facilities during the second quarter, totaling 19,000 tons of downtime, as well as significantly increased input prices for our key direct expenses related to energy, fiber, chemical and transportation.  In the face of some of these increases, our gross margin improved by almost 6% from last year’s second quarter results.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net sales	$451,602	$372,602	$905,509	$732,408

Costs and expenses:
Cost of products sold - exclusive of
depreciation and amortization	376,921	332,843	752,299	649,194
Depreciation and amortization	34,688	30,024	66,825	59,283
Selling, general and administrative expenses	26,316	8,429	40,419	19,671
Restructuring and other charges	23,718	6,970	25,436	12,243

Operating income (loss)	(10,041)	(5,664)	20,530	(7,983)

Interest income	(141)	(174)	(332)	(1,095)
Interest expense	24,821	28,393	51,541	56,925

Net loss	$(34,721)	$(33,883)	$(30,679)	$(63,813)

Results of Operations – Comparison of Second Quarter 2008 to Second Quarter 2007

Net Sales.  Net sales for second quarter 2008 increased 21% to $451.6 million from $372.6 million in second quarter 2007.  The improvement was the result of a 1.9% increase in sales volume coupled with an 18.9% increase in average sales prices for second quarter 2008 compared to the same period in 2007.

Net sales for our coated and supercalendered papers segment increased 23% to $402.3 million in second quarter 2008 from $326.1 million in second quarter 2007.  The increase reflects a 3.8% increase in paper volumes and an 18.8% increase in average paper sales prices for second quarter 2008 compared to second quarter 2007.

Net sales for our market pulp segment were $38.8 million for second quarter 2008 compared to $36.7 million for the same period in 2007.  This increase was due to a 14.3% increase in average sales prices compared to second quarter 2007.  Partially offsetting this increase was a 7.6% decline in volume as internal consumption increased.

Net sales for our other segment were $10.5 million for second quarter 2008 compared to $9.8 million for second quarter 2007.  The improvement in second quarter 2008 reflects a 14.4% increase in average sales prices, partially offset by a 6.1% decrease in sales volume compared to second quarter 2007.

Cost of sales.  Cost of sales increased 13.4% to $411.5 million in second quarter 2008 compared to $362.9 million for the same period in 2007, primarily driven higher input costs. Our gross margin, excluding depreciation and amortization, was 16.5% for second quarter 2008, compared to 10.7% for second quarter 2007.  This increase reflects the higher average sales prices during second quarter 2008.  Depreciation and amortization expense was $34.6 million in second quarter 2008 compared to $30.0 million in 2007.

Selling, general and administrative.  Selling, general and administrative expenses increased to $26.3 million in second quarter 2008 from $8.4 million for the same period in 2007, primarily reflecting a one-time charge of $10.8 million due to the accelerated vesting of the Legacy Class C Units in connection with the initial public offering of Verso Paper Corp.’s common stock and a charge of $0.7 million related to unusual bad debt losses.

Interest expense.  Interest expense for second quarter 2008 was $24.8 million compared to $28.4 million for the same period in 2007.  The decline in interest expense was primarily due to lower interest rates on floating rate debt in second quarter 2008 compared to 2007.

Restructuring and other charges.  Restructuring and other charges for second quarter 2008 were $23.8 million compared to $7.0 million for second quarter 2007.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of Verso Paper Corp.’s initial public offering, Apollo terminated the annual fee arrangement for its consulting and advisory services pursuant to the terms of the management agreement for a one-time fee of $23.1 million.  The charges in second quarter 2008 reflect a final accrual of $22.5 million for this one-time fee.  The charges in 2007 included $1.9 million of transition service agreement costs and $0.7 million of charges under the management agreement.

Results of Operations – Comparison of First Six Months of 2008 to First Six Months of 2007

Net Sales.  Net sales for the six months ended June 30, 2008, increased 24% to $905.5 million from $732.4 million for the six months ended June 30, 2007.  The increase was the result of a 15.8% increase in average sales price and a 6.8% increase in volume for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Net sales for our papers segment increased 26% to $807.2 million for the six months ended June 30, 2008, from $640.9 million for the six months ended June 30, 2007.  The increase was due to higher paper sales prices, which increased 15.4% for the six months ended June 30, 2008, compared to paper prices for the six months ended June 30, 2007.  This was enhanced by a 9.2% increase in paper volumes over the comparable period.

Net sales for our market pulp segment were $77.9 million for the six months ended June 30, 2008, compared to $72.7 million for the six months ended June 30, 2007.  The increase was due to a 12.8% increase in price, which was partially offset by a 5.0% decrease in volume.  The decrease in volume was mainly due to our increase in internal consumption.

Net sales for our other segment were $20.4 million for the six months ended June 30, 2008, compared to $18.8 million for the six months ended June 30, 2007.   The increase was due to an 12.6% increase in sales price, which was partially offset by a 3.7% decrease in volume.

Cost of sales. Cost of sales for the six months ended June 30, 2008, was $819.1 million, compared to $708.8 million for the six months ended June 30, 2007, an increase of 15.6%, driven by higher sales volume and increased input costs.  Our gross margin, excluding depreciation and amortization, was 16.9% for the six months ended June 30, 2008, compared to 11.4% for the same period in 2007.  This increase reflects the higher average sales prices for the six months ended June 30, 2008.  Depreciation and amortization expense for the six months ended June 30, 2008, was $66.8 million compared to $59.6 million for the six months ended June 30, 2007.

Selling, general and administrative. Selling, general and administrative expenses were $40.4 million for the six months ended June 30, 2008 compared to $19.3 million for the same period in 2007, primarily reflecting a one-time charge of $10.8 million due to the accelerated vesting of the Legacy Class C Units in connection with the initial public offering of Verso Paper Corp.’s common stock and a charge of $0.7 million related to unusual bad debt losses.

Interest expense.  Interest expense for the six months ended June 30, 2008, was $51.5 million compared to $56.9 million for the same period in 2007.  The decrease was primarily due to lower interest rates on floating rate debt in 2008 compared to 2007.

Restructuring and other charges.  Restructuring and other charges for the six months ended June 30, 2008 were $25.5 million compared to $12.3 million for the same period in 2007.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of Verso Paper Corp.’s initial public offering, Apollo terminated the annual fee arrangement for its consulting and advisory services pursuant to the terms of the management agreement for a one-time fee of $23.1 million.  The charges in 2008 reflect this one-time fee and $0.2 million of transition service agreement costs.  The charges in 2007 included $4.1 million of transition service agreement costs and $1.4 million of charges under the management agreement.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors.  These seasonal factors are common in the paper industry.  Typically, the first two quarters are our slowest quarters due to lower demand for coated paper during this period.  Our third quarter is generally our strongest quarter, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings and holiday season catalogs.  Our working capital, including accounts receivable, generally peaks in the third quarter, while inventory generally peaks in the six months ended June 30, in anticipation of the third quarter season.  We expect our seasonality trends to continue for the foreseeable future.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. We currently have $170 million of availability under our revolving credit facility, which is currently undrawn, after deducting for $30 million of standby letters of credit that we have issued.  Our aggregate indebtedness on June 30, 2008, was $1,155 million.

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

Net cash flows from operating activities. For the six months ended June 30, 2008, operating activities provided net cash of $46.5 million, compared to $31.1 million of net cash used during the six months ended June 30, 2007.  The improvement in net cash provided by operating activities was primarily due to improved performance, with a net loss of $30.7 million in 2008 compared to a net loss of $63.8 million in 2007, working capital improvements, and positive non-cash adjustments related to depreciation and amortization expense, non-cash compensation expense and hedging transactions.

Net cash flows from investing activities. For the six-month periods ended June 30, 2008 and 2007, we used $41.3 million and $30.9 million, respectively, of net cash in investing activities due to investments in capital expenditures.

Net cash flows from financing activities. For the six months ended June 30, 2008, our financing activities used net cash of $15.4 million, which reflected $1.4 million principal payments on debt and $14.0 million in distributions paid to Verso Paper Finance Holdings LLC to service Verso Paper Finance Holdings LLC’s interest obligations. This compares to $8.7 million net cash used in financing activities for the six months ended June 30, 2007, which was comprised of $1.4 million principal payments on debt and $7.3 million in distributions to Verso Paper Finance Holdings LLC.

The Company entered into senior secured credit facilities on August 1, 2006, consisting of:

•	a $285 million term loan facility, with a maturity of seven years, which was fully drawn on August 1, 2006;
•	a $200 million revolving credit facility with a maturity of six years. No amounts were outstanding as of June 30, 2008. Letters of credit of $30.1 million were issued as of June 30, 2008.

The senior secured credit facilities are secured by first priority pledges of all the equity interests owned by us in our subsidiaries. These senior secured credit facilities are also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect subsidiaries.  The term loan facility bears interest at a rate equal to LIBOR plus 1.75% and the interest rate was 4.4% at June 30, 2008.

On August 1, 2006, the Company completed an offering of $350 million in aggregate principal amount of 9⅛% second-priority senior secured fixed rate notes due 2014, $250 million in aggregate principal amount of second-priority senior secured floating rate notes due 2014, and $300 million in aggregate principal amount of 11⅜% senior subordinated notes due 2016. The floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and the interest rate was 6.6% at June 30, 2008.  The proceeds of the offerings were used to finance the Acquisition and to pay related fees and expenses.  The second-priority senior secured notes have the benefit of second-priority security interest in the collateral securing the senior secured credit facilities.  The fixed rate notes pay interest semi-annually and the variable portion pays interest quarterly.  The senior subordinated notes are unsecured and pay interest semi-annually.

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

The Company is a 100% owned subsidiary of our parent, Verso Paper Finance Holdings LLC.  In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from an initial public offering of 14 million shares of its common stock at an offering price of $12.00 per share to repay $138 million of the outstanding principal of this loan, and the 1.0% prepayment penalty related thereto.  Verso Paper Finance Holdings LLC can, at its option, pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The senior unsecured term loan facility bears interest at a rate equal to LIBOR plus 6.25% and the interest rate at June 30, 2008 was 8.7%.  The Company has not guaranteed the loan nor have any of the Company’s assets been used for the collateral.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the debt obligation will need to be received via a distribution from the Company.  The Company paid distributions to Verso Paper Finance Holdings LLC of $6.9 million in second quarter 2008 and $14.0 million for the six months ended June 30, 2008.  Additionally, the Company paid distributions of $7.3 million in second quarter 2007.  The Company has no obligation to make distributions to Verso Paper Finance Holdings LLC.

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

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Verso Paper Holdings LLC may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and similar expressions. The forward-looking statements reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters, and the other risks and uncertainties described in Item 3 of Part I of this report and under the caption “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2007.

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

The following table reconciles cash flow from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(in millions of U.S. dollars)	2007	2007	2008	2008

Cash flow from operating activities	($31.1)	$38.8	$46.5	$116.4
Amortization of debt issuance costs	(2.7)	(5.4)	(2.7)	(5.4)
Interest income	(1.1)	(1.5)	(0.3)	(0.7)
Interest expense	56.9	113.9	51.5	108.5
Loss on disposal of fixed assets	-	(1.0)	-	(1.0)
Other, net	(0.9)	1.5	(20.7)	(18.3)
Changes in assets and liabilities, net	30.1	7.9	13.1	(9.1)
EBITDA	51.2	154.2	87.4	190.4
Restructuring, severance and other (1)	12.3	19.4	25.4	32.5
Non-cash compensation/benefits (2)	0.5	0.6	11.0	11.1
Other items, net (3)	0.1	8.0	1.5	9.4
Adjusted EBITDA	$64.1	$182.2	$125.3	$243.4

Cash interest expense (4)	$54.8	$109.2	$49.7	$104.1
Adjusted EBITDA to cash interest expense				2.3
Net senior secured debt to Adjusted EBITDA				3.3
Net first-lien secured debt to Adjusted EBITDA				0.8

(1)	Includes restructuring and severance as per our financial statements. Restructuring includes transition and other non-recurring costs associated with the Acquisition.
(2)	Represents amortization of non-cash incentive compensation.
(3)	Represents earnings adjustments for legal and consulting fees, and other miscellaneous non-recurring items.
(4)	Cash interest expense represents interest expense related to the debt, excluding amortization of debt issuance costs.

NOTE:	To construct financials for the twelve months ended June 30, 2008, amounts have been calculated by subtracting the data for the six months ended June 30, 2007, from the data for the year ended December 31, 2007, and then adding the six months ended June 30, 2008.

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

Interest Rate Risk—We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of June 30, 2008, under our senior secured credit facilities and our floating-rate notes would increase our annual interest expense by $5.1 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons. To the extent we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve. As of June 30, 2008, we had net unrealized gains of $6.2 million on open commodity swaps with maturities of one to fifteen months. These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $4.6 million on the fair value of such instruments. This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

We entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On June 30, 2008, the fair value of this swap was an unrealized gain of $2.2 million.  A 10% decrease in interest rates would have a negative impact of approximately $1.4 million on the fair value of this instrument.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to accomplish their objectives.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financing reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 6, 2008, Verso Paper Corp. filed a declaratory judgment suit in the United States District Court for the Eastern District of Wisconsin against NewPage Corporation and NewPage Wisconsin System Inc., in response to a patent infringement claim recently asserted by NewPage regarding certain of our coated paper products.  The action seeks a ruling that our coated paper products do not infringe the NewPage patent and that the NewPage patent is invalid.  While no assurances can be given regarding the outcome, if the outcome of this matter is unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Date: August 13, 2008
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