Form 10-Q
period 2009-03-31
Verso Paper Holdings LLC
filed 2009-05-14
CIK 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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
Yes __✓__   No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ______	Accelerated filer ______	Non-accelerated filer __✓__ (Do not check if a smaller reporting company)	Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ______   No __✓__

As of April 30, 2009, the registrant had one outstanding limited liability company interest.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands of U.S. dollars)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$16,971	$119,520
Accounts receivable - net	147,501	74,733
Accounts receivable from related parties	7,553	8,312
Inventories	224,411	195,934
Prepaid expenses and other assets	5,761	2,512
Total Current Assets	402,197	401,011
Property, plant, and equipment - net	1,095,807	1,115,657
Reforestation	12,657	770
Intangibles and other assets - net	81,788	86,083
Goodwill	10,551	10,551
Total Assets	$1,603,000	$1,614,072
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$84,578	$117,906
Accounts payable to related parties	3,830	4,135
Accrued liabilities	88,439	122,649
Current maturities of long-term debt	2,850	2,850
Total Current Liabilities	179,697	247,540
Long-term debt	1,230,108	1,242,821
Other liabilities	33,723	32,007
Total Liabilities	1,443,528	1,522,368
Commitments and contingencies (Note 12)	-	-
Member's Equity
Paid-in-capital	316,477	301,110
Retained deficit	(113,866)	(167,135)
Accumulated other comprehensive loss	(43,139)	(42,271)
Total Member's Equity	159,472	91,704
Total Liabilities and Member's Equity	$1,603,000	$1,614,072

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2009	2008
Net sales	$287,074	$453,907

Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	268,940	375,378
Depreciation, amortization, and depletion	34,323	32,137
Selling, general, and administrative expenses	15,222	14,103
Restructuring and other charges	171	1,718
Operating income (loss)	(31,582)	30,571
Interest income	(58)	(191)
Interest expense	24,716	26,720
Other income, net	(113,317)	-
Net income	$57,077	$4,042

Included in the financial statement line items
above are related-party transactions as follows
(Notes 10 and 11):
Net sales	$26,780	$36,189
Purchases included in cost of products sold	1,120	1,039
Restructuring and other charges	-	847

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(In thousands of U.S. dollars)	Capital	Deficit	(Loss)	Equity
Beginning balance - January 1, 2008	$289,911	$(105,188)	$(9,870)	$174,853
Cash distributions	-	(7,131)	-	(7,131)
Net income	-	4,042	-	4,042
Other comprehensive income:
Net unrealized gains on derivative
financial instruments	-	-	3,011	3,011
Defined benefit pension plan
prior service cost amortization	-	-	218	218
Total other comprehensive income	-	-	3,229	3,229
Comprehensive income	-	4,042	3,229	7,271
Equity award expense	77	-	-	77
Ending Balance - March 31, 2008	$289,988	$(108,277)	$(6,641)	$175,070

Beginning Balance - January 1, 2009	$301,110	$(167,135)	$(42,271)	$91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(239)	-	(239)
Net income	-	57,077	-	57,077
Other comprehensive income (loss):
Net unrealized losses on derivative
financial instruments	-	-	(1,165)	(1,165)
Defined benefit pension plan:
Net actuarial loss	-	-	79	79
Prior service cost amortization	-	-	218	218
Total other comprehensive loss	-	-	(868)	(868)
Comprehensive income (loss)	-	57,077	(868)	56,209
Equity award expense	86	-	-	86
Ending Balance - March 31, 2009	$316,477	$(113,866)	$(43,139)	$159,472

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2009	2008
Cash Flows From Operating Activities:
Net income	$57,077	$4,042
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation, amortization, and depletion	34,323	32,137
Amortization of debt issuance costs	1,353	1,357
Gain on retirement of debt	(8,903)	-
Loss on disposal of fixed assets	56	117
Equity award expense	86	-
Increase in derivatives, net	(1,165)	-
Other - net	104	2,841
Changes in assets and liabilities:
Accounts receivable	(72,569)	(14,101)
Inventories	(33,143)	(16,986)
Prepaid expenses and other assets	(2,676)	(5,136)
Accounts payable	(28,932)	(2,016)
Accrued liabilities	(32,449)	(20,661)
Net cash used in operating activities	(86,838)	(18,406)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	14	-
Capital expenditures	(11,918)	(12,594)
Net cash used in investing activities	(11,904)	(12,594)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,568)	(713)
Equity distributions	(239)	(7,131)
Net cash used in financing activities	(3,807)	(7,844)
Change in cash and cash equivalents	(102,549)	(38,844)
Cash and cash equivalents at beginning of period	119,520	58,499
Cash and cash equivalents at end of period	$16,971	$19,655

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2009, AND DECEMBER 31, 2008, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

1.  BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Verso Paper Holdings LLC, a Delaware limited liability company, and its subsidiaries.  Unless otherwise noted, the terms “Verso,” “Verso Paper,” “Company,”  “we,” “us,’” and “our” refer collectively to Verso Paper Holdings LLC and its subsidiaries.

The Company began operations on August 1, 2006, when it acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  The Company was formed by affiliates of Apollo Management, L.P., or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper Corp., of which we are an indirect, wholly-owned subsidiary, went public on May 14, 2008, with an initial public offering, or “IPO," of 14 million shares of common stock at a price of $12 per share which generated $152.2 million in net proceeds.

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

Included in this report are the unaudited condensed consolidated financial statements of Verso Paper Holdings LLC as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature. All material intercompany balances and transactions are eliminated. Results for the three-month periods ended March 31, 2009 and 2008, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s consolidated and combined audited financial statements and notes thereto as of December 31, 2008, and for the year then ended.

2.  RECENT ACCOUNTING DEVELOPMENTS

Fair Value of Financial Instruments—In April 2009, the Financial Accounting Standards Board, or “FASB,” issued FASB Staff Position on SFAS No. 107 and APB No. 28, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Since FSP FAS 107-1 and APB 28-1 only addresses new disclosure requirements, the adoption of FSP FAS 107-1 and APB 28-1 will have no impact on our financial condition, results of operations, or cash flows.

Postretirement Benefit Plan Assets—In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  Since FSP FAS 132(R)-1 only addresses new disclosure requirements, the adoption of FSP FAS 132(R)-1 will have no impact on our financial condition, results of operations, or cash flows.

Intangible Assets—In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset.  The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value.  FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of FSP FAS 142-3 did not have a material impact on our financial condition, results of operations, or cash flows.

Derivatives and Hedging Activities— In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 had no impact on our financial condition, results of operations, or cash flows.

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

Noncontrolling Interests—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard is effective, on a prospective basis, for fiscal years and interim periods beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 did not have a material impact on our financial condition, results of operations, or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on our financial condition, results of operations, or cash flows.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 addresses how to measure fair value (not what to measure at fair value) and, applies, with limited exceptions, to existing standards that require assets and liabilities to be measured at fair value.  SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.  SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, FSP 157-2, Effective Date of FASB Statement No. 157, delayed the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after March 31, 2009, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories and Replacement Parts and Other Supplies—Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Intangibles and other assets on the balance sheet (see Note 4).

Inventories by major category include the following:

	March 31,	December 31,
(In thousands of U.S. dollars)	2009	2008
Raw materials	$34,855	$29,858
Woodyard logs	11,712	7,970
Work-in-process	25,080	19,001
Finished goods	126,397	113,050
Replacement parts and other supplies	26,367	26,055
Inventories	$224,411	$195,934

Asset Retirement Obligations—In accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  The Company’s asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure.

On March 31, 2009, the Company had $0.8 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2009	2008
Asset retirement obligations, January 1	$14,028	$11,614
New liabilities	-	1,091
Accretion expense	202	156
Settlement of existing liabilities	(61)	(159)
Adjustment to existing liabilities	611	2,273
Asset retirement obligations, March 31	$14,780	$14,975

In addition to the above obligations, the Company may be required to remove certain materials from its facilities, or to remediate in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and the Company believes that adequate information does not exist to estimate any such potential obligations.  Accordingly, the Company will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Property, Plant, and Equipment—Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For the three months ended March 31, 2009 and 2008, interest costs of $0.2 million and $0.5 million, respectively were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.5 million and $30.5 million for the three-month periods ended March 31, 2009 and 2008, respectively.

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	March 31,	December 31,
(In thousands of U.S. dollars)	2009	2008
Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $3.6 million and
$3.3 million, respectively	$9,695	$10,020
Patents - net of accumulated amortization of $0.31 million and $0.28 million,
respectively	842	870
Total amortizable intangible assets	10,537	10,890

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $14.3 million and
$13.1 million, respectively	29,380	31,040
Deferred major repair	6,896	9,543
Deferred software cost-net of accumulated amortization of $3.5 million
and $3.0 million, respectively	2,372	2,746
Replacement parts-net	4,561	5,625
Other	6,569	4,766
Total other assets	49,778	53,720
Intangibles and other assets	$81,788	$86,083

Approximately $0.4 million of intangible amortization are reflected in depreciation, amortization, and depletion expense for each of the three-month periods ended March 31, 2009 and 2008.

Estimated amortization expense of intangibles for the remainder of 2009 is expected to be $1.1 million and is expected to be approximately $1.3 million, $1.1 million, $0.9 million and $0.8 million for the twelve-month periods of 2010, 2011, 2012, and 2013, respectively.

Software cost incurred as part of a major systems project was capitalized in 2007 and is being amortized over its anticipated useful life of approximately three years.  Approximately $0.3 million and $0.4 million of software amortization are reflected in depreciation, amortization, and depletion expense for the three-month periods ended March 31, 2009 and 2008, respectively.

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

			March 31,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2009	2008
First Priority Revolving Credit Facility	8/1/2012	LIBOR + 1.50% and/ or Prime + 0.05%	$92,083	$92,083
First Priority Term Loan B	8/1/2013	LIBOR + 1.75%	252,875	253,588
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	LIBOR + 3.75%	238,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000
			1,232,958	1,245,671
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,230,108	$1,242,821

Interest expense was $23.6 million while $39.1 million of interest was paid during the three months ended March 31, 2009.  Interest expense was $25.8 million while $43.7 million of interest was paid during the three months ended March 31, 2008.

Amortization of debt issuance costs, included in interest expense in the condensed consolidated statements of operations, was $1.4 million for each of the three-month periods ended March 31, 2009 and 2008.

In March 2009, we repurchased and retired $12.0 million of our second priority senior secured floating rate notes due on August 1, 2014, and recognized a gain of $8.9 million in Other income on the condensed consolidated statement of operations.

6.  RETIREMENT PLANS

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees in Jay, Bucksport, and Sartell.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In the first quarter of 2009, the Company made contributions of $0.2 million attributable to the 2008 plan year.  In the first quarter of 2008, the Company made contributions of $1.6 million, with $1.5 million attributable to the 2007 plan year and $0.1 million attributable to the 2008 plan year.  The Company expects to make additional contributions of $6.8 million in 2009, with $1.0 million being related to the 2008 plan year and $5.8 million related to the 2009 plan year.

The following table summarizes the components of net periodic expense:

	Three Months	Three Months
	Ended	Year Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2009	2008
Components of net periodic benefit cost:
Service cost	$1,592	$1,494
Interest cost	381	250
Expected return on plan assets	(309)	(191)
Amortization of prior service cost	218	218
Recognized losses	79	-
Net periodic benefit cost	$1,961	$1,771

The expected return on plan assets assumption for 2009 will be 7.50%.

7.  EQUITY AWARDS

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

In connection with the IPO and the amendment of the limited partnership agreement of the Partnership, the Legacy Class C Units of the Partnership previously granted to certain members of our management were vested as of May 20, 2008.  Prior to the amendment, the Legacy Class C Units were to vest only if certain performance targets were met.

Certain members of our management were granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  Certain of our directors were granted Legacy Class D Units, which were vested upon grant.

The fair value of Legacy Class D Units granted to directors in the three months ended March 31, 2008, was approximately $0.1 million.  The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model for this grant were as follows:  expected term of five years, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends and an average risk free rate of 3.0%.

Equity award expense was $0.1 million for each of the three-month periods ended March 31, 2009 and 2008.  As of March 31, 2009, there was $0.7 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The 2008 Stock Incentive Award Plan, which authorized the issuance of awards covering up to 4,250,000 shares of common stock of Verso Paper Corp., allows stock awards to be granted to non-employee directors upon approval by the board of directors.  During the first quarter of 2009, the Company granted a director, upon his election to the board, 15,200 options which were immediately vested with a contractual life of 10 years and an exercise price of $0.71.  The Company used the Black-Scholes valuation model to estimate a grant date fair value per option of $0.22 for this stock option award.  Key input assumptions applied under the Black-Scholes option pricing model were as follows:  expected term of five years, volatility rate of 31.82% based on industry historical volatility rate, no expected dividends and an average risk free rate of 1.97%.

Additionally, the 2008 Stock Incentive Award Plan allows awards to be granted to employees upon approval by the board of directors.  During the first quarter of 2009, the Company granted 121,833 options to employees with an exercise price of $1.09, of which 40,613 vest on January 5, 2012, subject to continuous employment by the participant through the vesting date.  The remaining 81,220 options granted vest over a three-year period based on achievement of performance criteria which is tied to Verso’s calculation of Adjusted EBITDA.  However, the performance period has not begun and performance criteria have not been communicated to the participants for 50% of these options.  Accordingly, a fair value has not been determined and no expense has been recognized related to these 40,609 options.  The remaining 40,611 options awarded under performance-based grants for which the performance period has begun and the 40,613 time-vested options were valued using the Black-Scholes option pricing model to estimate a grant date fair value per option of $0.16.  Key input assumptions applied under the Black-Scholes option pricing model were as follows:  market price of $0.70 on date of grant, expected term ranging from four to five years, volatility rate of 31.82% based on industry historical volatility rate, no expected dividends and an average risk free rate of 2.19%.

8.  DERIVATIVE INSTRUMENTS AND HEDGES

Effective January 1, 2009, the Company adopted SFAS No. 161, which expands the quarterly and annual disclosure requirements for derivative instruments and hedging activities.

In the normal course of business, the Company utilizes derivatives contracts as part of its risk management strategy to manage its exposure to market fluctuations in energy prices and interest rates.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles.  Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract.  The measure of credit exposure is the replacement cost of contracts with a positive fair value.  The Company manages credit risk by entering into financial instrument transactions only through approved counterparties.  Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices.  The Company manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  The Company has designated its energy hedging relationships as cash flow hedges under SFAS No. 133 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into cost of products sold in the period in which the hedged cash flows affect earnings.

In February 2008, the Company entered into a two-year, $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) and has designated the interest rate swap as a cash flow hedge under SFAS No. 133.  During the first quarter of 2009, the Company repurchased $12 million of the hedged notes and de-designated the portion of the swap hedging the interest payments on this portion of the debt.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into Interest expense in the period in which the hedged cash flows affect earnings.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

		Fair Value Measurements
		At March 31, 2009		At December 31, 2008		Balance
	Nominal	Derivative	Derivative	Derivative	Derivative	Sheet
(dollars in thousands)	Volume	Asset	Liability	Asset	Liability	Location
Derivatives designated as hedging
instruments under SFAS No. 133
Short-term, fixed price energy swaps	5,672,922 MMBtu's	$22	$27,721	$-	$26,878	Other assets/ Accrued liabilties
Interest rate swaps, receive-variable, pay-fixed	$238,000	-	3,877	-	3,677	Other liabilities
Derivatives not designated as hedging
instruments under SFAS No. 133
Interest rate swaps, receive-variable, pay-fixed	$12,000	-	195	-	-	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in OCI		from Accumulated OCI		Location of
	At	At	Three Months Ended		Gain (Loss)
	March 31,	December 31,	March 31,		on Statements
(dollars in thousands)	2009	2008	2009	2008	of Operations
Derivatives designated as hedging
instruments under SFAS No. 133
Short-term, fixed price energy swaps (1)	$(27,657)	$(25,852)	$(8,448)	$(1,082)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	(3,221)	(3,859)	(570)	169	Interest expense

(1)	Net losses at March 31, 2009, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 12 months.

			Gain (Loss) Recognized
	Gain (Loss) Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Three Months Ended March 31,				on Statements
(dollars in thousands)	2009	2008	2009	2008	of Operations
Derivatives designated as hedging
instruments under SFAS No. 133
Short-term, fixed price energy swaps	$(2,109)	$479	$(20)	$(3)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed	-	-	-	-	Interest expense
Derivatives not designated as hedging
instruments under SFAS No. 133
Interest rate swaps, receive-variable, pay-fixed	(195)	-	-	-	Other income

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  On January 1, 2008, the Company adopted SFAS No. 157 as it relates to financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, and adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis as of January 1, 2009.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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
▪  Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

As of March 31, 2009, the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Deferred compensation assets (a)	$211	$211	$-	$-
Regional Greenhouse Gas Initiative carbon credits (a)	231	-	231	-
Commodity swaps (a)	22	-	22	-
Total assets at fair value on March 31, 2009	$464	$211	$253	$-

LIABILITIES
Commodity swaps (a)	$27,721	$-	$27,721	$-
Interest rate swaps (b)	4,072	-	4,072	-
Deferred compensation liabilities (a)	211	211	-	-
Total liabilities at fair value on March 31, 2009	$32,004	$211	$31,793	$-

(a) Based on observable market data.
(b) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the first quarter of 2009.

10.  RELATED PARTY TRANSACTIONS

The Company had net sales to International Paper of $26.8 million for the three-month period ended March 31, 2009, compared to $36.2 million for the three months ended March 31, 2008.  The Company had purchases from International Paper, included in cost of products sold, of $1.1 million for the three months ended March 31, 2009, compared to $1.0 million for the three months ended March 31, 2008.

Subsequent to the Acquisition, the Company entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Management fees to Apollo for these services were $0.6 million for the three months ended March 31, 2008.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services.  Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.

Verso Paper Finance Holdings LLC, or “Verso Finance;” of which the Company is an indirect, wholly-owned subsidiary, has a senior unsecured term loan which matures on February 1, 2013.  In May 2008, a portion of the net proceeds from the IPO were used to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty.  As of December 31, 2008, $112 million was outstanding on the term loan.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for the interest payment pertaining to the 90-day interest period ending January 2, 2009, resulting in a $2.9 million increase in the outstanding balance to $114.9 million as of March 31, 2009.  Verso Finance has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from the Company.  The Company paid distributions to Verso Finance of $0.2 million in the first quarter of 2009 and $7.1 million in the first quarter of 2008.  The Company has no obligation to make distributions to Verso Finance.

During the quarter, Verso Paper Corp. pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to the Company using carryover basis.

11. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three months ended March 31, 2009 and 2008, were $0.2 million and $1.7 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings incidental to the conduct of its business.  The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

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

The U.S. government provides an excise tax credit for companies that use alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, the Company is reasonably assured that the tax credit for the alternative fuel mixture used by the Company through March 31, 2009, has been earned and will be collected from the U.S. government.  Accordingly, during the first quarter of 2009, the Company accrued $105.5 million of alternative fuel mixture tax credits for the period from September 2008 through March 2009, including $18.7 million for claims to be filed subsequent to March 31, 2009.  This accrual is reflected on the Company’s condensed consolidated statement of operations in Other income, net of $0.9 million of associated expenses.  As of March 31, 2009, the Company had received $29.7 million of alternative fuel mixture cash payments, and it received an additional $51.2 million in payments in April 2009.

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

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  On March 31, 2009, the Company had $0.2 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet.

13.  INFORMATION BY INDUSTRY SEGMENT

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

The following table summarizes the industry segment data for the three-months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2009	2008
Net Sales:
Coated and supercalendered	$255,977	$404,931
Hardwood market pulp	17,674	39,107
Other	13,423	9,869
Total	$287,074	$453,907

Operating Income (Loss):
Coated and supercalendered	$(20,387)	$21,374
Hardwood market pulp	(8,887)	10,498
Other	(2,308)	(1,301)
Total	$(31,582)	$30,571

Depreciation and Amortization:
Coated and supercalendered	$28,902	$26,770
Hardwood market pulp	4,314	4,647
Other	1,107	720
Total	$34,323	$32,137

Capital Spending:
Coated and supercalendered	$10,308	$9,408
Hardwood market pulp	1,341	2,873
Other	269	313
Total	$11,918	$12,594

14.  UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are the Company’s consolidating balance sheets, statements of operations, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Paper Holdings LLC’s subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Intercompany Eliminations column.

Verso Paper Holdings LLC (“Parent Issuer”) and Verso Paper Inc., are the issuers of 9⅛% second-priority senior secured fixed rate notes due 2014, second-priority senior secured floating rate notes due 2014, and 11⅜% senior subordinated notes due 2014 (the “notes”).  The notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries, except Verso Paper Inc. (“Guarantor Subsidiaries”).  All subsidiaries other than the Guarantor Subsidiaries are minor.

Unaudited Condensed Consolidating Balance Sheet
as of March 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$402,197	$-	$402,197
Property, plant, and equipment, net	-	-	1,095,807	-	1,095,807
Intercompany receivable	1,277,636	-	-	(1,277,636)	-
Investment in subsidiaries	130,092	-	-	(130,092)	-
Non-current assets	-	-	104,996	-	104,996
Total assets	$1,407,728	$-	$1,603,000	$(1,407,728)	$1,603,000

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$18,148	$-	$161,549	$-	$179,697
Intercompany payable	-	-	1,277,636	(1,277,636)	-
Long-term debt	1,230,108	-	-	-	1,230,108
Other long-term liabilities	-	-	33,723	-	33,723
Member's equity	159,472	-	130,092	(130,092)	159,472
Total liabilities and member's equity	$1,407,728	$-	$1,603,000	$(1,407,728)	$1,603,000

Unaudited Condensed Consolidating Balance Sheet
as of December 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$401,011	$-	$401,011
Property, plant, and equipment, net	-	-	1,115,657	-	1,115,657
Intercompany receivable	1,307,503	-	-	(1,307,503)	-
Investment in subsidiaries	60,663	-	-	(60,663)	-
Non-current assets	-	-	97,404	-	97,404
Total assets	$1,368,166	$-	$1,614,072	$(1,368,166)	$1,614,072

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$33,641	$-	$213,899	$-	$247,540
Intercompany payable	-	-	1,307,503	(1,307,503)	-
Long-term debt	1,242,821	-	-	-	1,242,821
Other long-term liabilities	-	-	32,007	-	32,007
Member's equity	91,704	-	60,663	(60,663)	91,704
Total liabilities and member's equity	$1,368,166	$-	$1,614,072	$(1,368,166)	$1,614,072

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$287,074	$-	$287,074

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	268,940	-	268,940
Depreciation, amortization, and depletion	-	-	34,323	-	34,323
Selling, general, and administrative expenses	-	-	15,222	-	15,222
Restructuring and other charges	-	-	171	-	171
Interest and dividend income	(24,318)	-	(58)	24,318	(58)
Interest expense	24,318	-	24,716	(24,318)	24,716
Other income, net	(8,903)	-	(113,317)	8,903	(113,317)
Equity in net income of subsidiaries	57,077	-	-	(57,077)	-
Net income	$65,980	$-	$57,077	$(65,980)	$57,077

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$453,907	$-	$453,907

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	375,378	-	375,378
Depreciation, amortization, and depletion	-	-	32,137	-	32,137
Selling, general, and administrative expenses	-	-	14,103	-	14,103
Restructuring and other charges	-	-	1,718	-	1,718
Interest and dividend income	(34,284)	-	(191)	34,284	(191)
Interest expense	27,153	-	26,720	(27,153)	26,720
Equity in net income of subsidiaries	4,042	-	-	(4,042)	-
Net income	$11,173	$-	$4,042	$(11,173)	$4,042

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(86,838)	$-	$(86,838)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	14	-	14
Capital expenditures	-	-	(11,918)	-	(11,918)
Investment in subsidiaries	(9,145)	-	9,145	-	-
Return of investment in subsidiaries	239	-	(239)	-	-
Net cash used in investing activities	(8,906)	-	(2,998)	-	(11,904)
Cash flows from financing activities:
Equity distributions	(239)	-	-	-	(239)
Repayment of advances to subsidiaries	12,713	-	(12,713)	-	-
Payments on long-term debt	(3,568)	-	-	-	(3,568)
Net cash provided by (used in) financing
activities	8,906	-	(12,713)	-	(3,807)
Change in cash and cash equivalents	-	-	(102,549)	-	(102,549)
Cash and cash equivalents at beginning of
period	-	-	119,520	-	119,520
Cash and cash equivalents at end of period	$-	$-	$16,971	$-	$16,971

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating
activities	$7,131	$-	$(25,537)		$(18,406)
Cash flows from investing activities:
Capital expenditures	-	-	(12,594)	-	(12,594)
Net cash used in investing activities	-	-	(12,594)	-	(12,594)
Cash flows from financing activities:
Equity distributions	(7,131)	-	-	-	(7,131)
Repayment of advances to
subsidiaries	713	-	(713)	-	-
Payments on long-term debt
under credit agreement	(713)	-	-	-	(713)
Net cash used in financing activities	(7,131)	-	(713)	-	(7,844)
Change in cash and cash equivalents	-	-	(38,844)	-	(38,844)
Cash and cash equivalents at beginning of
period	-	-	58,499	-	58,499
Cash and cash equivalents at end of period	$-	$-	$19,655	$-	$19,655

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

Financial Summary

Our results for the first quarter of 2009 reflect a 36.8% decrease in net sales as volume fell 37.2% compared to the first quarter of 2008.  Our average sales price per ton for all of our products was up slightly to $875 in the first quarter of 2009 from $869 for the same period last year, primarily driven by a 3.3% increase in average coated paper prices.  Our gross margin dropped to 6.3% from 17.3% for the same period last year, reflecting $31.3 million of unabsorbed costs resulting from almost 140,000 tons of downtime taken in the first quarter of 2009 as we continue to curtail our production in response to continued weak demand for coated papers.

In response to the ongoing, challenging operating environment, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program, which we expect to yield $65 million in cost reductions.  As of the end of the first quarter of 2009, approximately $10 million of savings have been realized from this program.  Management expects to achieve most of these savings in 2009 and will continue to search for and develop additional savings measures.  Included in this program are material usage reductions, energy usage reductions, labor cost savings, chemical substitution, salary freezes, selling, general, and administrative expense reductions, workforce planning improvements, and new product opportunities.

New product initiatives have contributed to a 36.0% increase in net sales for our other segment, reflecting the development of new specialty paper product offerings for our customers.

Results of Operations – First Quarter of 2009 Compared to First Quarter of 2008

Net Sales.  Net sales for the first quarter of 2009 decreased 36.8% to $287.1 million from $453.9 million as total sales volume decreased 37.2% compared to last year, reflecting lower demand for coated papers and market pulp in a difficult economic environment.  The average sales price per ton for all of our products was higher, increasing 0.7% from the first quarter of 2008.

Net sales for our coated and supercalendered papers segment decreased 36.8% to $256.0 million in the first quarter of 2009 from $404.9 million in the first quarter of 2008.  The decrease reflects a 38.8% decrease in paper sales volume and a 3.3% increase in average paper sales price per ton for the first quarter of 2009 compared to the same period last year.

Net sales for our market pulp segment decreased 54.8% to $17.7 million in the first quarter of 2009 from $39.1 million for the same period in 2008.  This decline was due to a 37.6% decrease in sales volume combined with a 27.6% decrease in average sales price per ton compared to the first quarter of 2008.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In thousands of U.S. dollars)	2009	2008
Net sales	$287,074	$453,907
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	268,940	375,378
Depreciation, amortization, and depletion	34,323	32,137
Selling, general, and administrative expenses	15,222	14,103
Restructuring and other charges	171	1,718
Operating income (loss)	(31,582)	30,571
Interest income	(58)	(191)
Interest expense	24,716	26,720
Other income, net	(113,317)	-
Net income	$57,077	$4,042

Net sales for our other segment increased 36.0% to $13.4 million in the first quarter of 2009 from $9.9 million in the first quarter of 2008.  The improvement in 2009 is due to a 25.7% increase in sales volume and an 8.2% increase in average sales price per ton compared to the first quarter of 2008, reflecting the development of new specialty paper product offerings for our customers.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, decreased 25.6% to $303.3 million from $407.6 million in the first quarter of 2008, primarily reflecting the decline in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 6.3% for the first quarter of 2009 compared to 17.3% for the first quarter of 2008, reflecting $31.3 million of unabsorbed costs resulting from almost 140,000 tons of downtime taken in the first quarter of 2009 as we continue to curtail our production in response to continued weak demand for coated papers.  Depreciation, amortization, and depletion expense was $34.4 million in the first quarter of 2009 compared to $32.2 million in the first quarter of 2008.

Selling, general, and administrative.  Selling, general, and administrative expenses were $15.2 million in the first quarter of 2009 compared to $14.1 million for the same period in 2008, reflecting the effect of transitioning our infrastructure to a stand-alone organization.

Interest expense. Interest expense for the first quarter of 2009 was $24.7 million compared to $26.7 million for the same period in 2008.  The decrease in interest expense was due to lower interest rates on floating rate debt in 2009.

Other income.  Other income was $113.3 million for the first quarter of 2009, which includes $104.6 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures during the period of September 2008 through March 2009 and $8.7 million in net gains related to the repurchase and retirement of $12.0 million of our second priority senior secured floating rate notes.

Restructuring and other charges.  Restructuring and other charges for the first quarter of 2009 were $0.2 million compared to $1.7 million for the first quarter of 2008.  Restructuring and other charges are comprised of transition and other costs associated with the Acquisition; including technology migration costs, consulting and legal fees, and other one-time costs related to becoming a stand-alone business.  Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Management fees to Apollo for these services were $0.6 million for the three months ended March 31, 2008.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

Net cash flows from operating activities.  Net cash used in operating activities was $86.8 million for the three months ended March 31, 2009, compared to $18.4 million for the three months ended March 31, 2008.  The increase in net cash used in operating activities was primarily due to changes in working capital, which included a decline in accounts payable and accrued liabilities while inventories increased reflecting the current economic conditions.  An increase in accounts receivable was primarily due to accruals for alternative fuel mixture tax credits and was offset by the resulting improvement in net income.

Net cash flows from investing activities.  For the three months ended March 31, 2009 and 2008, we used $11.9 million and $12.6 million, respectively, of net cash in investing activities due to investments in capital expenditures.

Net cash flows from financing activities.  For the three months ended March 31, 2009, financing activities used net cash of $3.8 million due primarily to principal payments on long-term debt.  This compares to $7.8 million of net cash used in 2008 which reflected principal payments on debt and $7.1 million in distributions to Verso Paper Finance Holdings LLC, or “Verso Finance,” to service interest obligations.

Indebtedness.  As of March 31, 2009, our aggregate indebtedness was $1,233.0 million.

On March 31, 2009, we had senior secured credit facilities consisting of:

•	$285 million term loan maturing in 2013, of which $252.9 million was outstanding on March 31, 2009; and

•
$200 million revolving credit facility maturing in 2012, under which $92.1 million was outstanding, $31.2 million in letters of credit were issued, and $60.9 million was available for future borrowing on March 31, 2009.

The term loan bears interest at a rate equal to LIBOR plus 1.75%, with the interest rate being 3.0% at March 31, 2009.  The revolving credit facility bears interest at a rate equal to LIBOR plus 1.50% and/or Prime plus 0.50%, and the weighted average interest rate at March 31, 2009, was 3.0%.  We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.375% per annum (subject to reduction in certain circumstances) and customary letter of credit and agency fees.  The senior secured credit facilities are secured by first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets and those of each of our direct and indirect subsidiaries.  The senior secured credit facilities also are secured by first priority pledges of all the equity interests owned by us in our subsidiaries.  The obligations under the senior secured credit facilities are unconditionally guaranteed by Verso Finance and, subject to certain exceptions, each of its direct and indirect subsidiaries.  The credit agreement for our senior secured credit facilities contains various covenants which, among other things, prohibit our subsidiaries from prepaying other indebtedness, require us to maintain a maximum consolidated first lien leverage ratio, and restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends.  As of March 31, 2009, we were in compliance with all such covenants.

On March 31, 2009, we also had outstanding debt securities consisting of:

•	$350 million aggregate principal amount of 9⅛% second priority senior secured fixed rate notes due 2014;

•	$300 million aggregate principal amount of 11⅜% senior subordinated notes due 2016; and

•	$238 million aggregate principal amount of second priority senior secured floating rate notes due 2014.

The original principal amount of each of the fixed-rate notes was outstanding at March 31, 2009.  In March 2009, we repurchased and retired $12.0 million of our floating rate notes and recognized a gain of $8.9 million.  The fixed rate notes pay interest semi-annually, and the floating rate notes pay interest quarterly.  The floating rate notes bear interest at a rate equal to LIBOR plus 3.75% with the interest rate being 4.9% at March 31, 2009.  The fixed rate and floating rate second priority senior secured notes have the benefit of a second priority security interest in the collateral securing our senior secured credit facilities, while the subordinated notes are unsecured.

The indentures governing our notes contain various covenants which  limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  As of March 31, 2009, we were in compliance with all such covenants.

The Company may elect to retire its outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings from our credit facilities.  Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.  In March 2009, we repurchased and retired $12.0 million of the floating rate notes and recognized a gain of $8.9 million.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Our consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate.  The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates.  Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

Recent Accounting Developments

Fair Value of Financial Instruments—In April 2009, the FASB issued FASB Staff Position on SFAS No. 107 and APB No. 28, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Since FSP FAS 107-1 and APB 28-1 only addresses new disclosure requirements, the adoption of FSP FAS 107-1 and APB 28-1 will have no impact on our financial condition or results of operations.

Postretirement Benefit Plan Assets.  In December 2008, the FASB issued FASB Staff Position on Statement 132(R)-1, or FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  Since FSP FAS 132(R)-1 only addresses disclosure requirements, the adoption of FSP FAS 132(R)-1 will have no impact on our financial condition or results of operations.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and similar expressions.  Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on Verso.  Actual results could vary materially depending on risks and uncertainties that may affect Verso and its business.  For a discussion of such risks and uncertainties, please refer to “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report and to Verso’s other filings with the Securities and Exchange Commission.  Verso assumes no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

Covenant Compliance

The credit agreement governing our senior secured credit facilities requires the maintenance of a total net first lien secured debt to Adjusted EBITDA (as defined below) ratio that does not exceed 3.25 to 1.00 measured on a trailing four-quarter basis.  In addition, the credit agreement and the indentures governing our outstanding notes contain financial and other restrictive covenants that limit our ability to take certain actions, such as incurring additional debt or making acquisitions.  Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as one criterion for evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.  Adjusted EBITDA is EBITDA further adjusted to exclude unusual items and other pro forma adjustments permitted in calculating covenant compliance in the indentures governing our notes to test the permissibility of certain types of transactions.  Adjusted EBITDA is modified to reflect the amount of net cost savings projected to be realized as a result of specified activities taken during the preceding 12-month period.  We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate in providing additional information to investors to demonstrate our compliance with our financial covenants.  We also believe that Adjusted EBITDA is a useful liquidity measurement tool for assessing our ability to meet our future debt service, capital expenditures, and working capital requirements.

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

The following table reconciles cash flow from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Year	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(in millions of U.S. dollars)	2008	2008	2009	2009
Cash flow from operating activities	$(18.4)	$74.9	$(86.8)	$6.5
Amortization of debt issuance costs	(1.4)	(5.4)	(1.4)	(5.4)
Interest income	(0.2)	(0.8)	(0.1)	(0.7)
Interest expense	26.7	103.2	24.7	101.2
Gain on early extinguishment of debt	-	-	8.9	8.9
Loss on disposal of fixed assets	(0.1)	(0.7)	(0.1)	(0.7)
Other, net	(2.8)	22.6	1.0	26.4
Changes in assets and liabilities, net	58.9	3.9	169.8	114.8
EBITDA	62.7	197.7	116.0	251.0
Restructuring, severance, and other (1)	1.7	27.4	0.2	25.9
Non-cash compensation/benefits (2)	0.1	11.2	0.1	11.2
Alternative fuel tax credit (3)	-	-	(104.6)	(104.6)
Gain on early extinguishment of debt, net (4)	-	-	(8.7)	(8.7)
Other items, net (5)	0.1	3.1	0.7	3.7
Proforma effects of profitability program (6)			6.5	54.9
Adjusted EBITDA			$10.2	$233.4
Net first-lien secured debt to Adjusted EBITDA				1.4

(1)	Restructuring includes transition and other non-recurring costs associated with the Acquisition as per our financial statements.
(2)	Represents amortization of non-cash incentive compensation.
(3)	Represents earnings from the federal government's program which provides incentives for the use of alternative fuels.
(4)	Represents the net gain recognized from the early extinguishment of a portion of our senior secured notes, net of hedge results.
(5)	Represents earnings adjustments for legal and consulting fees, and other miscellaneous non-recurring items.
(6)	Represents cost savings expected to be realized as part of the Company's cost savings program.

NOTE:
To construct financials for the twelve months ended March 31, 2009, amounts have been calculated by subtracting the data for the three months ended March 31, 2008, from the data for the year ended December 31, 2008, and then adding the three months ended March 31, 2009.

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

We are primarily focused on serving two end-user segments: catalogs and magazines.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with GDP in the United States - they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  In 2009, no single customer accounted for more than 10% of our total net sales.

Interest Rates

We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates.  Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of March 31, 2009, under our senior secured credit facilities and our floating-rate notes would increase our annual interest expense by $5.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2009, we had net unrealized losses of $27.7 million on open commodity contracts with maturities of one to nine months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.4 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

In February 2008, we entered into a two-year $250 million notional value receive-variable, pay-fixed interest rate swap in connection with our outstanding floating rate notes that mature in 2014.  We are hedging the cash flow exposure on our quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR). During the first quarter of 2009, the Company repurchased $12 million of the hedged notes and de-designated the portion of the swap hedging the interest payments on this portion of the debt, recognizing an unfavorable fair value adjustment of $0.2 million.  On March 31, 2009, the fair value of the designated portion of this swap was an unrealized loss of $3.9 million.   A 10% decrease in interest rates would have a negative impact of approximately $0.3 million on the fair value of this instrument.

Commodity Prices

We are subject to changes in our cost of sales caused by movements underlying commodity prices.  The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance, and depreciation, amortization, and depletion.  Costs for commodities, including chemicals, wood, and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time.  In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Wood.  Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates. As we have begun to utilize wood harvested from our 23,000-acre hybrid poplar fiber farm located near Alexandria, Minnesota, our ongoing wood costs should be positively impacted.

Energy.  We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, hydroelectric facilities, chemicals from our pulping process including black liquor, our own steam recovery boilers, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future and our energy costs to increase in a high energy cost environment.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

ITEM 4T.  CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of Marc 31, 2009.  Based upon the evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Our business is subject to various risks.  Set forth below is an important risk that we face and that could cause our actual results to differ materially from our historical results.  Additional risk factors are discussed in our annual report on Form 10-K for the year ended December 31, 2008, and our other SEC filings.

The alternative fuel mixture tax credit provided by the U.S. government is being challenged in Congress and may be amended in a manner that eliminates or reduces the benefits of the tax credit for pulp and paper companies.

The U.S. government provides an excise tax credit to taxpayers for the use of alternative fuel mixtures.  The alternative fuel mixture tax credit, as it relates to liquid fuel derived from biomass, is scheduled to expire on December 31, 2009.  In recent weeks, certain members of Congress and others have indicated their opposition to pulp and paper companies receiving the tax credit.  They have called for the amendment of the tax credit in a manner that would eliminate or reduce its benefits for pulp and paper companies.  In response, other members of Congress and interested parties have voiced their support for maintaining the tax credit and its availability to all taxpayers, including pulp and paper companies.  We do not know whether the U.S. government will amend the tax credit to eliminate or reduce its benefits for pulp and paper companies, but there is the possibility that such action may be taken.  Any such amendment of the tax credit could have a material adverse effect on our financial condition and results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit
Number                                                                           Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.
32.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

VERSO PAPER HOLDINGS LLC

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit
Number                                                                           Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.