Form 10-Q
period 2009-09-30
Verso Paper Holdings LLC
filed 2009-11-13
CIK 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-142283

Verso Paper Holdings LLC
 (Exact name of registrant as specified in its charter)

Delaware	56-2597634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6775 Lenox Center Court, Suite 400, Memphis, Tennessee	38115-4436
(Address of principal executive offices)	(Zip Code)

(901) 369-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

As of October 31, 2009, the registrant had one outstanding limited liability company interest.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands of U.S. dollars)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$87,726	$119,520
Accounts receivable - net	134,412	83,045
Inventories	162,730	195,934
Prepaid expenses and other assets	11,383	2,512
Total Current Assets	396,251	401,011
Property, plant, and equipment - net	1,049,851	1,115,657
Reforestation	13,177	770
Intangibles and other assets - net	92,878	86,083
Goodwill	10,551	10,551
Total Assets	$1,562,708	$1,614,072
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
Accounts payable	$97,107	$122,041
Accrued liabilities	87,600	122,649
Current maturities of long-term debt	-	2,850
Total Current Liabilities	184,707	247,540
Long-term debt	1,170,336	1,242,821
Other liabilities	28,735	32,007
Total Liabilities	1,383,778	1,522,368
Commitments and contingencies (Note 12)	-	-
Member's Equity
Paid-in-capital	316,655	301,110
Retained deficit	(119,493)	(167,135)
Accumulated other comprehensive loss	(18,232)	(42,271)
Total Member's Equity	178,930	91,704
Total Liabilities and Member's Equity	$1,562,708	$1,614,072

Included in the balance sheet line items above are related-party balances as follows:
Accounts receivable	$12,215	$8,312
Accounts payable	533	4,135

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Net sales	$394,663	$485,423	$979,852	$1,390,932

Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	338,592	385,560	906,080	1,137,859
Depreciation, amortization, and depletion	33,229	33,752	100,584	100,577
Selling, general, and administrative expenses	15,040	18,225	45,142	58,644
Restructuring and other charges	369	1,117	643	26,553
Operating income (loss)	7,433	46,769	(72,597)	67,299
Interest income	(71)	(126)	(150)	(458)
Interest expense	32,733	25,036	84,047	76,577
Other income, net	(60,344)	-	(219,862)	-
Net income (loss)	$35,115	$21,859	$63,368	$(8,820)

Included in the financial statement line items
above are related-party transactions as follows
(Notes 10 and 11):
Net sales	$42,293	$47,780	$95,691	$128,423
Purchases included in cost of products sold	1,271	1,450	3,355	5,711
Restructuring and other charges	-	(41)	-	23,281

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(In thousands of U.S. dollars)	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2008	$289,911	$(105,188)	$(9,870)	$174,853
Cash distributions	-	(18,563)	-	(18,563)
Net loss	-	(8,820)	-	(8,820)
Other comprehensive income (loss):
Net unrealized losses on derivative
financial instruments, net of
reclassification of $5.8 million of
net gains included in net loss	-	-	(12,755)	(12,755)
Defined benefit pension plan
prior service cost amortization	-	-	654	654
Total other comprehensive loss	-	-	(12,101)	(12,101)
Comprehensive loss	-	(8,820)	(12,101)	(20,921)
Equity award expense	11,127	-	-	11,127
Ending Balance - September 30, 2008	$301,038	$(132,571)	$(21,971)	$146,496

Beginning Balance - January 1, 2009	$301,110	$(167,135)	$(42,271)	$91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(12,157)	-	(12,157)
Net income	-	63,368	-	63,368
Other comprehensive income:
Net unrealized losses on derivative
financial instruments, net of
reclassification of $34.0 million of
net losses included in net income	-	-	23,146	23,146
Defined benefit pension plan:
Net actuarial loss	-	-	239	239
Prior service cost amortization	-	-	654	654
Total other comprehensive income	-	-	24,039	24,039
Comprehensive income	-	63,368	24,039	87,407
Equity award expense	264	-	-	264
Ending Balance - September 30, 2009	$316,655	$(119,493)	$(18,232)	$178,930

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands of U.S. dollars)	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$63,368	$(8,820)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization, and depletion	100,584	100,577
Amortization of debt issuance costs	3,989	4,071
Accretion of discount on long-term debt	1,144	-
Gain on retirement of debt	(27,333)	-
Loss on disposal of fixed assets	164	213
Equity award expense	264	11,127
Change in unrealized losses on derivatives, net	22,556	(12,755)
Other - net	407	(571)
Changes in assets and liabilities:
Accounts receivable	(51,928)	(18,775)
Inventories	28,039	(34,554)
Prepaid expenses and other assets	(22,261)	(19,349)
Accounts payable	(20,233)	20,505
Accrued liabilities	(38,363)	(3,036)
Net cash provided by operating activities	60,397	38,633
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	83	108
Capital expenditures	(29,966)	(59,632)
Net cash used in investing activities	(29,883)	(59,524)
Cash Flows From Financing Activities:
Proceeds from long-term debt	352,838	-
Repayments of long-term debt	(392,892)	(2,138)
Debt issuance costs	(10,097)	-
Cash distributions	(12,157)	(18,563)
Net cash used in financing activities	(62,308)	(20,701)
Change in cash and cash equivalents	(31,794)	(41,592)
Cash and cash equivalents at beginning of period	119,520	58,499
Cash and cash equivalents at end of period	$87,726	$16,907

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

1.  BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Verso Paper Holdings LLC, a Delaware limited liability company, and its subsidiaries.  Unless otherwise noted, the terms “Verso,” “Verso Paper,” “Company,”  “we,” “us,” and “our” refer collectively to Verso Paper Holdings LLC and its subsidiaries.

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

The Company operates, through its subsidiaries, in the following three segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty paper.  The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products serve customers in the catalog, magazine, inserts, and commercial print markets.

Included in this report are the unaudited condensed consolidated financial statements of Verso Paper Holdings LLC as of September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008.  The December 31, 2008, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature. All material intercompany balances and transactions are eliminated.  Results for the three-month and nine-month periods ended September 30, 2009 and 2008, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of December 31, 2008, and for the year then ended.

2.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Codification — The Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Codification, or “ASC,” 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards CodificationTM, or the “Codification,” as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission, or “SEC,” under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FASB ASC 105 had no impact on our financial condition, results of operations, or cash flows.

Measuring Liabilities at Fair Value — In August 2009, the FASB issued Accounting Standards Update, or “ASU,” 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, which amends FASB ASC 820, Fair Value Measurements and Disclosures, regarding the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This ASU is effective for the first interim or annual reporting period beginning after issuance, which for the Company will be the fourth quarter of 2009. The adoption of this ASU is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Subsequent Events — FASB ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009.  The adoption of FASB ASC 855 had no impact on our financial condition, results of operations, or cash flows.

Fair Value of Financial Instruments — FASB ASC 825-10-65 updates FASB ASC 825, Financial Instruments, to increase the frequency of fair value disclosures from an annual basis to a quarterly basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  These provisions of FASB ASC 825 are effective for interim and annual periods ending after June 15, 2009. Since these provisions only affect disclosure requirements, the adoption of these provisions under FASB ASC 825 had no impact on our financial condition, results of operations, or cash flows.

Postretirement Benefit Plan Assets — FASB ASC 715-20-65 updates FASB ASC 715, Compensation – Retirement Benefits, to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  These provisions of FASB ASC 715 are effective for fiscal years ending after December 15, 2009.  Since these provisions only affect disclosure requirements, the adoption of these provisions under FASB ASC 715 will have no impact on our financial condition, results of operations, or cash flows.

Intangible Assets — FASB ASC 350-30-65 updates FASB ASC 350, Intangibles – Goodwill and Other, and FASB ASC 275, Risks and Uncertainties, to provide guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset.  The intent is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of these provisions under FASB ASC 350 and FASB ASC 275 did not have a material impact on our financial condition, results of operations, or cash flows.

Derivatives and Hedging Activities — FASB ASC 815-10-65 updates FASB ASC 815, Derivatives and Hedging, and changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  These provisions of FASB ASC 815 were effective for fiscal years and interim periods beginning after November 15, 2008.  Since these provisions only affect disclosure requirements, the adoption of these provisions under FASB ASC 815 had no impact on our financial condition, results of operations, or cash flows.

Business Combinations — FASB ASC 805-10-65 updates FASB ASC 805, Business Combinations, to establish principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interests; recognizes and measures goodwill acquired in a business combination or gain from a bargain purchase; and establishes disclosure requirements.  These provisions of FASB ASC 805 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply these provisions of FASB ASC 805 to any future acquisitions.

Noncontrolling Interests — FASB ASC 810-10-65, updates FASB ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These provisions of FASB ASC 810 are effective, on a prospective basis, for fiscal years and interim periods beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  The adoption of these provisions under FASB ASC 810 did not have a material impact on our financial condition, results of operations, or cash flows.

Fair Value Measurements — FASB ASC 820-10-65 updates FASB ASC 820 to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  FASB ASC 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.  These provisions of FASB ASC 820 were effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, FASB ASC 820-10-65 delayed the implementation of FASB ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The adoption of these provisions of FASB ASC 820 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after September 30, 2009, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method.

Inventories by major category include the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2009	2008
Raw materials	$24,765	$29,858
Woodyard logs	4,726	7,970
Work-in-process	26,930	19,001
Finished goods	80,087	113,050
Replacement parts and other supplies	26,222	26,055
Inventories	$162,730	$195,934

Asset Retirement Obligations — In accordance with FASB ASC 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  The Company’s asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure.

On September 30, 2009, the Company had $0.8 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Nine Months Ended
	September 30,
(In thousands of U.S. dollars)	2009	2008
Asset retirement obligations, January 1	$14,028	$11,614
New liabilities	-	1,091
Accretion expense	572	435
Settlement of existing liabilities	(1,058)	(1,020)
Adjustment to existing liabilities	(159)	2,030
Asset retirement obligations, September 30	$13,383	$14,150

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For the three-month and nine-month periods ended September 30, 2009, interest costs of $0.1 million and $0.5 million, respectively, were capitalized.  For the three-month and nine-month periods ended September 30, 2008, interest costs of $0.4 million and $1.2 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.4 million and $94.3 million for the three-month and nine-month periods ended September 30, 2009, compared to $31.7 million and $95.0 million for the three-month and nine-month periods ended September 30, 2008, respectively.

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2009	2008
Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $4.2 million and
$3.3 million, respectively	$9,045	$10,020
Patents - net of accumulated amortization of $0.36 million and $0.28 million,
respectively	784	870
Total amortizable intangible assets	9,829	10,890

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $12.1 million and
$13.1 million, respectively	29,404	31,040
Deferred major repair	10,070	9,543
Deferred software cost-net of accumulated amortization of $4.4 million
and $3.0 million, respectively	1,861	2,746
Replacement parts-net	3,546	5,625
Other	16,695	4,766
Total other assets	61,576	53,720
Intangibles and other assets	$92,878	$86,083

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Intangible amortization	$354	$392	$1,061	$1,174
Software amortization	495	443	1,373	1,287
Replacement parts amortization (1)	908	1,260	3,680	3,127
________________
(1) The value of current replacement parts is included in inventory.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(In thousands of U.S. dollars)
Remainder of 2009	$354
2010	1,265
2011	1,065
2012	915
2013	815

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

		As of September 30, 2009			As of December 31, 2008
		Effective
	Original	Interest		Fair		Fair
(In thousands of U.S. dollars)	Maturity	Rate	Balance	Value	Balance	Value
First Priority Revolving Credit Facility	8/1/2012	3.25%	$45,000	45,000	$92,083	$66,760
First Priority Term Loan	8/1/2013	-	-	-	253,588	183,851
Senior Secured Notes - Fixed	7/1/2014	13.75%	300,040	333,125	-	-
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	337,080	260,900	350,000	141,750
Second Priority Senior Secured Notes - Floating	8/1/2014	4.23%	188,216	121,964	250,000	80,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	196,800	300,000	90,000
			1,170,336	957,789	1,245,671	562,361
Less current maturities			-	-	(2,850)	(2,066)
Long-term debt			$1,170,336	$957,789	$1,242,821	$560,295

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Interest expense	$31,496	$24,080	$80,545	$73,732
Cash interest paid	37,273	40,669	83,619	$91,960
Debt issuance cost amortization (1)	1,305	1,357	3,989	4,071
________________
(1) Amortization of debt issuance cost is included in interest expense.

During the third quarter of 2009, the Company repurchased and retired $26.3 million of the second priority senior secured floating rate notes due on August 1, 2014, for a total purchase price of $16.0 million, which resulted in a gain of $9.7 million, net of the write-off of unamortized debt issuance costs. The Company also repurchased and retired $12.9 million of the second priority senior secured fixed rate notes due on August 1, 2014, for a total purchase price of $7.9 million, which resulted in a gain of $4.7 million, net of the write-off of unamortized debt issuance costs. For the nine months ended September 30, 2009, the Company has repurchased and retired $74.7 million of these fixed and floating rate notes for a total purchase price of $38.1 million, which resulted in gains of $34.8 million, net of the write-off of unamortized debt issuance costs.  In addition, the Company de-designated the interest rate swap hedging interest payments on these notes and recognized losses of $1.3 million on the interest rate swap.  The net gain resulting from these transactions is recognized in Other income, net on the condensed consolidated statement of operations.

On June 11, 2009, the Company issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014.  These notes are secured by substantially all of the property and assets of the Company.  The notes are secured on a ratable and pari passu basis with the Company’s senior secured credit facility.  The net proceeds after deducting the discount, underwriting fees and issuance costs were $288.8 million, which funds were used to repay in full $252.9 million outstanding on the Company’s first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million, which was recognized in Other income, net on the condensed consolidated statement of operations.

6.  RETIREMENT PLANS

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees at the Androscoggin, Bucksport, and Sartell mills.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In the third quarter of 2009, the Company made contributions of $2.9 million with $1.9 million attributable to the 2009 plan year and $1.0 million attributable to the 2008 plan year.  In the third quarter of 2008, the Company made contributions of $3.6 million with $2.1 million attributable to the 2008 plan year and $1.5 million attributable to the 2007 plan year.  For the nine months ended September 30, 2009, contributions totaled $5.0 million, with $3.8 million attributable to the 2009 plan year and $1.2 million attributable to the 2008 plan year.  For the nine months ended September 30, 2008, contributions totaled $7.3 million, with $4.3 million attributable to the 2008 plan year and $3.0 million attributable to the 2007 plan year. The Company expects to make additional contributions of $1.9 million in 2009 related to the 2009 plan year.

The expected return on plan assets assumption for 2009 will be 7.50%.  The following table summarizes the components of net periodic expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$1,591	$1,494	$4,775	$4,482
Interest cost	380	250	1,142	749
Expected return on plan assets	(308)	(191)	(926)	(572)
Amortization of prior service cost	218	218	654	654
Actuarial loss	81	-	239	-
Net periodic benefit cost	$1,962	$1,771	$5,884	$5,313

The Company also sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax basis to the plan.  As determined by the provisions of the plan, the Company matches the employees’ basic voluntary contributions; however, in response to the challenging economic conditions, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees beginning April 3, 2009, which will reduce expense by approximately $3.0 million on an annual basis.

In the third quarter of 2009, the Company offered a voluntary early retirement program to certain eligible employees. The offer was accepted by 71 employees. The Company’s voluntary early retirement program resulted in a charge of $4.2 million to cost of products sold, consisting of separation and accrued medical and dental benefits, and is expected to result in an annual cost savings of $7.1 million. The voluntary early retirement program is expected to be completed by June 30, 2010.  The Company also initiated a reduction in workforce resulting in the elimination of eight positions which is expected to be completed by December 31, 2009. The reduction in workforce resulted in a charge of $0.5 million to selling, general, and administrative expense, consisting of separation and accrued medical and dental benefits, and is expected to result in annual cost savings of $0.8 million.

7.  EQUITY AWARDS

The Verso Paper Corp. 2008 Incentive Award Plan, as amended, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 4,250,000 shares of common stock of Verso Paper Corp.  Under the Incentive Plan, stock awards may be granted to employees and non-employee directors upon approval by the board of directors.  Verso Paper Corp. has issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  Verso Paper Corp. has also issued both time-based and performance-based non-qualified stock options to officers and management employees in 2009.  These time-based options vest one to three years from the date of grant and expire seven years from the date of grant.  The performance-based options vest one to three years from the date of grant based on the achievement of certain performance criteria tied to Verso’s calculation of Adjusted EBITDA and expire seven years from the date of grant.  However, the performance period has not begun and performance criteria have not been communicated to the participants for 41,998 of these performance-based options, and thus no expense has been recognized related to these options.

A summary of stock option plan activity (including the performance-based options) for the nine months ended September 30, 2009, is provided below:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair Value
	Outstanding	Price	at Grant Date
January 1, 2009	15,200	$1.43	$0.46
Options granted	1,083,202	3.55	2.37
Performance options granted (1)	83,998	1.13	1.33
September 30, 2009	1,182,400	3.35	2.28

Options exercisable	30,400	$1.07
Options expected to vest	1,130,996	3.45
________________
(1) Performance-based grants for which the performance period has not begun are treated as variable awards, and the weighted average fair value is determined as of September 30, 2009.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2009 with the following assumptions:

Expected weighted-average life of options granted	5.0 years
Range of volatility rates based on historical industry volatility	31.82% - 69.29%
Range of risk-free interest rates	1.97% - 3.16%
Expected dividend yield	-

Expected lives of options granted are determined based on the vesting period and contractual terms of the options.  Expected volatility is estimated using historical industry volatility determined over the expected lives of the options.

On September 30, 2009, there was $2.7 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Additionally, on September 21, 2009, Verso Paper Corp. issued 328,000 restricted stock awards to its executives and certain senior managers, which have a grant date fair value of $3.69 per share.  The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of September 30, 2009, there was $1.2 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 3.0 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

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

In connection with the IPO and the amendment of the limited partnership agreement of the Partnership, the Legacy Class C Units of the Partnership previously granted to certain members of our management were vested as of May 20, 2008.  Prior to the amendment, the Legacy Class C Units were to vest only if certain performance targets were met.  As a result of the accelerated vesting of the Legacy Class C Units, the Company recognized $10.8 million of equity compensation expense. Assumptions applied under the Black-Scholes option pricing model for the Legacy Class C Units were as follows:  expected term of one year, volatility rate of 36.65% based on historical industry volatility, expected dividend rate of 1%, and average risk free rate of 2.0%.

Certain members of our management were granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  As of September 30, 2009, there was $0.5 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Certain of our directors were granted Legacy Class D Units, which were vested upon grant.  The fair value of Legacy Class D Units granted to directors in the nine months ended September 30, 2008, was approximately $0.1 million.  The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model for this grant were as follows:  expected term of five years, volatility rate of 36.65% based on historical industry volatility, no expected dividends and an average risk free rate of 3.0%.

Equity compensation expense pertaining to Legacy Class B Units, stock options and restricted stock awards was $0.1 million and $0.3 million for the three-month and nine-month periods ended September 30, 2009, respectively.  Equity award expense for the three-month and nine-month periods ended September 30, 2008, was $0.1 million and $11.1 million, respectively, which for the nine-month period included the $10.8 million related to the vesting of the Legacy Class C Units.

8.  DERIVATIVE INSTRUMENTS AND HEDGES

Effective January 1, 2009, the Company adopted FASB ASC 815-10-50, which expands the quarterly and annual disclosure requirements for derivative instruments and hedging activities.

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

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under FASB ASC 815, Derivatives and Hedging, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  The Company has designated its energy hedging relationships as cash flow hedges under FASB ASC 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into cost of products sold in the period in which the hedged cash flows affect earnings.

In February 2008, the Company entered into a two-year, $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) and designated the interest rate swap as a cash flow hedge under FASB ASC 815.  During the first nine months of 2009, the Company repurchased $61.8 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the debt.  During the nine months ended September 30, 2009, $1.3 million of losses have been recognized in Other income, net on the condensed consolidated statement of operations.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	At September 30, 2009			At December 31, 2008
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	4,607,109	$585	$5,937	7,242,456	$-	$26,878	Other assets/ Accrued liabilties
Interest rate swaps, receive-variable, pay-fixed	$-	-	-	$250,000	-	3,677	Other liabilities
Derivatives not designated as hedging
instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	$250,000	-	2,997	$-	-	-	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
	At	At	Nine Months Ended		Gain (Loss)
	September 30,	December 31,	September 30,		on Statements
(dollars in thousands)	2009	2008	2009	2008	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps (1)	$(5,333)	$(25,852)	$(31,333)	$5,493	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	(1,115)	(3,859)	(2,677)	336	Interest expense

________________
(1) Net losses at September 30, 2009, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 12 months.

			Gain (Loss) Recognized
	Gain (Loss) Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Nine Months Ended September 30,				on Statements
(dollars in thousands)	2009	2008	2009	2008	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(3,683)	$(4,086)	$(54)	$(45)	Cost of products sold
Derivatives not designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	-	1,578	-	-	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed	(1,347)	-	-	-	Other income

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  On January 1, 2008, the Company adopted FASB ASC 820 as it relates to financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, and adopted FASB ASC 820 as it relates to nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis as of January 1, 2009.  The adoption of these provisions of FASB ASC 820 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

As of September 30, 2009, the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Deferred compensation assets	$579	$579	$-	$-
Regional Greenhouse Gas Initiative carbon credits (a)	274	-	274	-
Commodity swaps (a)	585	-	585	-
Total assets at fair value on September 30, 2009	$1,438	$579	$859	$-

LIABILITIES
Commodity swaps (a)	$5,937	$-	$5,937	$-
Interest rate swaps (b)	2,997	-	2,997	-
Deferred compensation liabilities	579	579	-	-
Total liabilities at fair value on September 30, 2009	$9,513	$579	$8,934	$-

________________
(a) Based on observable market data.
(b) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the nine months ended September 30, 2009.

10.  RELATED PARTY TRANSACTIONS

The Company had net sales to International Paper of $42.3 million and $95.7 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to $47.8 million and $128.4 million for the three-month and nine-month periods ended September 30, 2008, respectively. The Company had purchases from International Paper, included in cost of products sold, of $1.3 million and $3.4 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to $1.4 million and $5.7 million for the three-month and nine-month periods ended September 30, 2008, respectively.

Subsequent to the Acquisition, the Company entered into a management consulting agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of the IPO in 2008, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services in exchange for a one-time fee of $23.1 million.  Although the annual fee arrangement was terminated in connection with the IPO, the management consulting agreement remains in effect and will expire on August 1, 2018.

Verso Paper Finance Holdings LLC, or “Verso Finance,” of which the Company is a wholly-owned subsidiary, has a senior unsecured term loan which matures on February 1, 2013.  In May 2008, a portion of the net proceeds from the IPO were used to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance has elected to exercise the PIK option for $8.0 million of interest payments due in 2009.  The Company made distributions to Verso Finance of $3.3 million in the third quarter of 2008 and $17.3 million during the nine months ended September 30, 2008.  the Company made negligible distributions to Verso Finance during the nine months ended September 30, 2009.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributiona from the Company.  The Company has no obligation to make distributions to Verso Finance.  During 2009, the Company contributed $11.0 million to Verso Paper Finance Holdings One LLC, or “Verso Finance One,” the parent company of Verso Finance, to cover additional repurchases of debt by Verso Finance One.  Through September 30, 2009, Verso Finance One has purchased $41.4 million of the term loan for a total purchase price of $10.2 million.

During the first quarter of 2009, Verso Paper Corp. pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to the Company using a carryover basis.

11. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the Acquisition and carve out of our operations from those of International Paper, including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month and nine-month periods ended September 30, 2009, were $0.4 million and $0.7 million, compared to $1.1 million and $26.5 million for the three-month and nine-month periods ended September 30, 2008, respectively.  The charges in 2008 included the one-time fee of $23.1 million to terminate the annual fee arrangement under the management consulting agreement with Apollo.

12. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Company has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  At September 30, 2009, the Company had $0.2 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet.

Alternative Fuel Tax Credit — The U.S. government provides an excise tax credit for companies that use alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, the Company is reasonably assured that the tax credit for the alternative fuel mixture used by the Company through September 30, 2009, has been earned and will be collected from the U.S. government.  Accordingly, during the nine months ended September 30, 2009, the Company recognized $189.1 million of alternative fuel mixture tax credits for the period from September 2008 through September 2009, including $10.7 million for claims pending at September 30, 2009.  These credits are recognized in Other income, net on the condensed consolidated statement of operations, net of $1.5 million of associated expenses.  The receivable for claims pending is recognized in Accounts receivable – net on the condensed consolidated balance sheets.

Thilmany, LLC — In connection with the Acquisition, the Company assumed a twelve-year supply agreement with Thilmany, LLC, or “Thilmany,” for the specialty paper products manufactured on paper machine no. 5 at the Androscoggin mill.  The agreement requires Thilmany to pay the Company a variable charge for the paper purchased and a fixed charge for the availability of the no. 5 paper machine.  The Company is responsible for the no. 5 machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  Thilmany has the right to terminate the agreement if certain events occur.

In October 2009, Thilmany (together with its parent company, Packaging Dynamics Corporation) served the Company with a lawsuit filed in circuit court in Outagamie County, Wisconsin.  Thilmany alleges in the lawsuit that the alternative fuel mixture tax credits that the Company has received from the operation of the Androscoggin mill have the effect of reducing the Company’s costs associated with operating the Androscoggin mill (including paper machine no. 5) and producing the pulp that the Company uses to manufacture paper products for Thilmany under the supply agreement between the parties.  Thilmany seeks unspecified damages for the Company’s alleged breach of contract for failing to provide Thilmany with a prorated share of the purported cost savings attributable to the tax credits and a declaration that Thilmany is entitled to a prorated share of any such future costs savings attributable to the Company’s use of alternative fuel mixtures at the Androscoggin mill.  The Company is evaluating the lawsuit and intends to respond in the near future.

The Company is involved in legal proceedings incidental to the conduct of its business.  The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on its financial statements.

13.  INFORMATION BY INDUSTRY SEGMENT

The Company operates in three operating segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty paper. The Company operates in one geographic segment, the United States. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Net Sales:
Coated and supercalendered	$352,506	$432,608	$865,229	$1,239,854
Hardwood market pulp	28,041	41,019	73,799	118,861
Other	14,116	11,796	40,824	32,217
Total	$394,663	$485,423	$979,852	$1,390,932

Operating Income (Loss):
Coated and supercalendered	$7,896	$37,707	$(49,088)	$43,209
Hardwood market pulp	1,097	9,857	(17,652)	27,140
Other	(1,560)	(795)	(5,857)	(3,050)
Total	$7,433	$46,769	$(72,597)	$67,299

Depreciation, amortization, and depletion:
Coated and supercalendered	$27,458	$27,920	$83,856	$84,386
Hardwood market pulp	4,682	5,119	13,551	14,023
Other	1,089	713	3,177	2,168
Total	$33,229	$33,752	$100,584	$100,577

Capital Spending:
Coated and supercalendered	$3,890	$16,825	$25,164	$49,720
Hardwood market pulp	65	1,138	3,429	8,033
Other	488	277	1,373	1,879
Total	$4,443	$18,240	$29,966	$59,632

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

Verso Paper Holdings LLC (“Parent Issuer”) and Verso Paper Inc., are the issuers of 11 1/2% senior secured fixed rate notes due 2014, 9⅛% second-priority senior secured fixed rate notes due 2014, second-priority senior secured floating rate notes due 2014, and 11⅜% senior subordinated notes due 2014 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Company’s 100% owned subsidiaries, excluding Verso Paper Inc. and Bucksport Leasing LLC (collectively, the “Guarantor Subsidiaries”).  All subsidiaries other than the Guarantor Subsidiaries are minor.

Unaudited Condensed Consolidating Balance Sheet
as of September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$396,251	$-	$396,251
Property, plant, and equipment, net	-	-	1,049,851	-	1,049,851
Intercompany receivable	1,223,915	-	-	(1,223,915)	-
Investment in subsidiaries	149,526	-	-	(149,526)	-
Non-current assets	-	-	116,606	-	116,606
Total assets	$1,373,441	$-	$1,562,708	$(1,373,441)	$1,562,708

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$24,175	$-	$160,532	$-	$184,707
Intercompany payable	-	-	1,223,915	(1,223,915)	-
Long-term debt	1,170,336	-	-	-	1,170,336
Other long-term liabilities	-	-	28,735	-	28,735
Member's equity	178,930	-	149,526	(149,526)	178,930
Total liabilities and member's equity	$1,373,441	$-	$1,562,708	$(1,373,441)	$1,562,708

Unaudited Condensed Consolidating Balance Sheet
as of December 31, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$401,011	$-	$401,011
Property, plant, and equipment, net	-	-	1,115,657	-	1,115,657
Intercompany receivable	1,307,503	-	-	(1,307,503)	-
Investment in subsidiaries	60,663			(60,663)	-
Non-current assets	-	-	97,404	-	97,404
Total assets	$1,368,166	$-	$1,614,072	$(1,368,166)	$1,614,072

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$33,641	$-	$213,899	$-	$247,540
Intercompany payable	-	-	1,307,503	(1,307,503)	-
Long-term debt	1,242,821	-	-	-	1,242,821
Other long-term liabilities	-	-	32,007	-	32,007
Member's equity	91,704	-	60,663	(60,663)	91,704
Total liabilities and member's equity	$1,368,166	$-	$1,614,072	$(1,368,166)	$1,614,072

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$394,663	$-	$394,663

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	338,592	-	338,592
Depreciation, amortization, and depletion	-	-	33,229	-	33,229
Selling, general, and administrative expenses	-	-	15,040	-	15,040
Restructuring and other charges	-	-	369	-	369
Interest and dividend income	(31,301)	-	(71)	31,301	(71)
Interest expense	31,301	-	32,733	(31,301)	32,733
Other income, net	13,586	-	(60,344)	(13,586)	(60,344)
Equity in net income of subsidiaries	35,115	-	-	(35,115)	-
Net income	$21,529	$-	$35,115	$(21,529)	$35,115

Unaudited Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$979,852	$-	$979,852

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	906,080	-	906,080
Depreciation, amortization, and depletion	-	-	100,584	-	100,584
Selling, general, and administrative expenses	-	-	45,142	-	45,142
Restructuring and other charges	-	-	643	-	643
Interest and dividend income	(82,135)	-	(150)	82,135	(150)
Interest expense	82,135	-	84,047	(82,135)	84,047
Other income, net	27,333	-	(219,862)	(27,333)	(219,862)
Equity in net income of subsidiaries	63,368	-	-	(63,368)	-
Net income	$36,035	$-	$63,368	$(36,035)	$63,368

Unaudited Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$485,423	$-	$485,423

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	385,560	-	385,560
Depreciation, amortization, and depletion	-	-	33,752	-	33,752
Selling, general, and administrative expenses	-	-	18,225	-	18,225
Restructuring and other charges	-	-	1,117	-	1,117
Interest and dividend income	(28,759)	-	(126)	28,759	(126)
Interest expense	25,416	-	25,036	(25,416)	25,036
Equity in net income of subsidiaries	21,859	-	-	(21,859)	-
Net income	$25,202	$-	$21,859	$(25,202)	$21,859

Unaudited Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$1,390,932	$-	$1,390,932

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,137,859	-	1,137,859
Depreciation, amortization, and depletion	-	-	100,577	-	100,577
Selling, general, and administrative expenses	-	-	58,644	-	58,644
Restructuring and other charges	-	-	26,553	-	26,553
Interest and dividend income	(95,370)	-	(458)	95,370	(458)
Interest expense	78,062	-	76,577	(78,062)	76,577
Equity in net loss of subsidiaries	(8,820)	-	-	8,820	-
Net loss	$8,488	$-	$(8,820)	$(8,488)	$(8,820)

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$60,397	$-	$60,397
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	83	-	83
Capital expenditures	-	-	(29,966)	-	(29,966)
Investment in subsidiaries	(36,425)	-	36,425	-	-
Return of investment in subsidiaries	12,157	-	(12,157)	-	-
Net cash used in investing activities	(24,268)	-	(5,615)	-	(29,883)
Cash flows from financing activities:
Equity distributions	(12,157)	-	-	-	(12,157)
Debt issuance costs	(10,097)	-	-	-	(10,097)
Advances to subsidiaries	(342,741)	-	342,741	-	-
Repayment of advances to subsidiaries	429,317	-	(429,317)	-	-
Proceeds from long-term debt	352,838	-	-	-	352,838
Repayments of long-term debt	(392,892)	-	-	-	(392,892)
Net cash used in financing activities	24,268	-	(86,576)	-	(62,308)
Change in cash and cash equivalents	-	-	(31,794)	-	(31,794)
Cash and cash equivalents at beginning of
period	-	-	119,520	-	119,520
Cash and cash equivalents at end of period	$-	$-	$87,726	$-	$87,726

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2008

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,308	$-	$21,325	$-	$38,633
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	108	-	108
Capital expenditures	-	-	(59,632)	-	(59,632)
Return of investment in subsidiaries	1,255	-	(1,255)	-	-
Net cash used in investing activities	1,255	-	(60,779)	-	(59,524)
Cash flows from financing activities:
Equity distributions	(18,563)	-	-	-	(18,563)
Repayment of advances to
subsidiaries	2,138	-	(2,138)	-	-
Payments on long-term debt			.
under credit agreement	(2,138)	-	-	-	(2,138)
Net cash used in financing activities	(18,563)	-	(2,138)	-	(20,701)
Change in cash and cash equivalents	-	-	(41,592)	-	(41,592)
Cash and cash equivalents at beginning of
period	-	-	58,499	-	58,499
Cash and cash equivalents at end of period	$-	$-	$16,907	$-	$16,907

15.   SUBSEQUENT EVENTS

On October 9, 2009, Walter Thomas Williams, III, an accounts payable employee of the Company, was arrested on federal wire fraud charges for embezzling funds from the Company.  An internal investigation has revealed that Mr. Williams altered the processing of vendor payments to divert approximately $10.2 million of funds to his and his wife’s bank accounts between March 2008 and October 2009.  There is no evidence, however, that any of the Company’s vendors was harmed as a result of Mr. Williams’ actions.  On October 12, 2009, the Company filed a civil lawsuit against Mr. Williams and his wife in state court in DeSoto County, Mississippi, seeking damages arising from the embezzlement and injunctive relief to prevent the Williamses from transferring or diminishing their assets.  The court promptly issued a temporary restraining order and prejudgment attachment, and subsequently issued a permanent injunction, which authorize the Company to seize the Williamses’ property and to have their bank and other financial accounts frozen and held in trust for the Company’s benefit.  Pursuant to these court orders, the Company has moved aggressively to seize the Williamses’ assets, including cash, real estate, motor vehicles, and assorted personal property.  On October 12, 2009, the Company also filed a claim under its fidelity insurance policy, which provides $10 million in insurance coverage after a $150,000 deductible.

Based on the information currently known to the Company, the Company incurred embezzlement losses of $1.3 million in 2008 and $0.7 million and $2.2 million in the first and second quarters of 2009, respectively, and $6.0 million subsequent to June 30, 2009. The financial statements presented for the three and nine months ended September 30, 2009, include $150,000 in anticipated losses which are included in Selling, general, and administrative expenses, net on the condensed consolidated statement of operations.  A $10.0 million receivable for funds that the Company believes are probable of recovery is included in Other assets on the condensed consolidated balance sheet as of September 30, 2009.  The effect of the embezzlement in prior periods did not result in a material misstatement of the Company’s previously issued financial statements.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 13, 2009, the date on which the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct mail advertising.  We are North America’s second largest producer of coated groundwood paper which is used primarily for catalogs and magazines.  We are also a low cost producer of coated freesheet paper which is used primarily for annual reports, brochures, and magazine covers.  In addition, we have a growing presence in supercalendered paper which is primarily used for retail inserts, but also increasingly for catalogs and magazines.  We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products.  We have recently expanded our product line of specialty papers by introducing new specialty papers for applications in flexible packaging.

Financial Summary

The economic downturn has presented a significant challenge for manufacturers of coated paper as reduced spending on advertising and the overall weak retail market significantly impacted our customers, especially magazine and catalog publishers, resulting in unprecedented declines in demand for coated papers in the first half of 2009.  Coated paper demand strengthened during the third quarter of 2009 but was slightly below levels experienced in the third quarter of 2008.  In addition to normal seasonal factors, demand has increased as merchant and end-user coated paper inventories have returned to more normal levels from the elevated levels accumulated during a time of price increases in 2008.  Coated paper prices remained under pressure from the peak levels reached in the second half of 2008. Improved demand combined with market downtime, announced closures, and movements to other grades serve to balance supply with demand.

Our net sales for the third quarter of 2009 decreased 18.7% year over year as the average sales price fell 16.8% from the peak reached in the third quarter of 2008.  Average sales prices for coated papers have decreased steadily over the last three quarters in response to weak demand.  While total sales volume was 2.3% lower than last year’s level, on a sequential quarter basis volume increased 31.5%, reflecting an increase in demand, which includes the effects of normal seasonality and low customer inventory levels.

In response to the economic downturn, we continue to assess and implement, as appropriate, various expense reduction initiatives.  Our company-wide cost reduction program, which is expected to yield $72 million in cost reductions, has produced approximately $43 million of savings during the first nine months of 2009.  Management expects to achieve most of these savings in 2009 and continues to search for and develop additional cost savings measures.  Included in this program are material usage reductions, energy usage reductions, labor cost savings, chemical substitution, salary freezes, selling, general, and administrative expense reductions, and workforce planning improvements.  Additionally, new product initiatives have contributed to a 26.7% increase in net sales for our other segment in the first nine months of 2009, reflecting the development of new paper product offerings for our customers.

Also included in the results for 2009 are net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  There is some possibility that the U.S. government will amend the alternative fuel mixture tax credit to eliminate or reduce its benefits for pulp and paper companies prior to its scheduled expiration on December 31, 2009.  Any such amendment of the tax credit could have a material adverse effect on our results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Net sales	$394,663	$485,423	$979,852	$1,390,932

Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	338,592	385,560	906,080	1,137,859
Depreciation, amortization, and depletion	33,229	33,752	100,584	100,577
Selling, general, and administrative expenses	15,040	18,225	45,142	58,644
Restructuring and other charges	369	1,117	643	26,553
Operating income (loss)	7,433	46,769	(72,597)	67,299
Interest income	(71)	(126)	(150)	(458)
Interest expense	32,733	25,036	84,047	76,577
Other income, net	(60,344)	-	(219,862)	-
Net income (loss)	$35,115	$21,859	$63,368	$(8,820)

Results of Operations – Third Quarter of 2009 Compared to Third Quarter of 2008

Net Sales.  Net sales for the third quarter of 2009 decreased 18.7% to $394.7 million from $485.4 million in the third quarter of 2008 as the average sales price per ton for all of our products fell 16.8% from the peak reached in the third quarter of 2008.  Average sales prices for coated papers decreased steadily over the last three quarters in response to weak demand.  While total sales volume was 2.3% lower than last year’s level, on a sequential quarter basis volume increased 31.5%, reflecting an increase in demand which includes the effects of normal seasonality and low customer inventory levels.

Net sales for our coated and supercalendered papers segment decreased 18.5% to $352.5 million in the third quarter of 2009 from $432.6 million in the third quarter of 2008.  The decrease reflects a 16.0% decrease in average paper sales price per ton and a 3.0% decrease in paper sales volume for the third quarter of 2009 compared to the same period last year.

Net sales for our market pulp segment decreased 31.6% to $28.0 million in the third quarter of 2009 from $41.0 million for the same period in 2008.  This decline was due to a 28.9% decrease in average sales price per ton and a 3.9% decrease in sales volume compared to the third quarter of 2008.

Net sales for our other segment increased 19.7% to $14.2 million in the third quarter of 2009 from $11.8 million in the third quarter of 2008.  The improvement in 2009 is due to a 29.5% increase in sales volume, reflecting the development of new paper product offerings for our customers.  Average sales price per ton decreased 7.6% compared to the third quarter of 2008.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, decreased 11.3% to $371.8 million from $419.3 million in the third quarter of 2008, primarily reflecting lower input costs, which includes the effects of our expense reduction initiatives, and the decline in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 14.2% for the third quarter of 2009 compared to 20.6% for the third quarter of 2008, reflecting lower average sales prices during the third quarter of 2009 and $5.3 million of unabsorbed costs resulting from almost 26,000 tons of market downtime taken in the third quarter of 2009.  Depreciation, amortization, and depletion expenses were $33.2 million in the third quarter of 2009 compared to $33.7 million in the third quarter of 2008.

Selling, general, and administrative.  Selling, general, and administrative expenses were $15.1 million in the third quarter of 2009 compared to $18.2 million for the same period in 2008, reflecting the effect of our expense reduction initiatives.

Interest expense. Interest expense for the third quarter of 2009 was $32.7 million compared to $25.0 million for the same period in 2008.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in the third quarter of 2009.

Other income.  Other income was $60.4 million for the third quarter of 2009, which includes $45.7 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $13.6 million in net gains related to the early retirement of debt.

Restructuring and other charges.  Restructuring and other charges for the third quarter of 2009 were $0.4 million compared to $1.1 million for the third quarter of 2008.  Restructuring and other charges are comprised of transition and other costs, including those associated with the Acquisition (i.e., technology migration costs, consulting and legal fees, and other one-time costs).

Results of Operations – First Nine Months of 2009 Compared to First Nine Months of 2008

Net Sales.  Net sales for the nine months ended September 30, 2009, decreased 29.6% to $979.9 million from $1,390.9 million as total sales volume decreased 20.8% compared to last year, reflecting lower demand for coated papers and market pulp in a difficult economic environment and lower sales prices.  The average sales price per ton for all of our products fell 11.1% in 2009 due to the weak demand.

Net sales for our coated and supercalendered papers segment decreased 30.2% to $865.2 million for the nine months ended September 30, 2009, from $1,239.8 million for the nine months ended September 30, 2008.  The decrease reflects a 24.4% decrease in paper sales volume and a 7.7% decrease in average paper sales price per ton for the nine months ended September 30, 2009 compared to the same period last year.

Net sales for our market pulp segment decreased 37.9% to $73.8 million for the nine months ended September 30, 2009, from $118.9 million for the same period in 2008.  This decline was due to a 33.7% decrease in average sales price per ton combined with a 6.4% decrease in sales volume compared to the nine months ended September 30, 2008.

Net sales for our other segment increased 26.7% to $40.9 million for the nine months ended September 30, 2009, from $32.2 million for the nine months ended September 30, 2008.  New product offerings contributed to the improvement as sales volume increased 29.1% in 2009.  This was partially offset by a 1.8% decrease in average sales price per ton compared to the nine months ended September 30, 2008.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, decreased 18.7% to $1,006.6 million for the nine months ended September 30, 2009, compared to $1,238.5 million for the same period last year, primarily reflecting the decline in sales volume and the effects of our expense reduction initiatives.  Our gross margin, excluding depreciation, amortization, and depletion, was 7.5% for the first nine months of 2009, compared to 18.2% for the first nine months of 2008, reflecting lower average sales prices in 2009 and $70.1 million of unabsorbed costs resulting from almost 320,000 tons of market downtime taken in the first nine months of 2009 as we curtailed production in response to weak demand for coated papers.  Depreciation, amortization, and depletion expenses were $100.6 million for the nine months ended September 30, 2009, compared to $100.6 million for the same period in 2008.

Selling, general, and administrative.  Selling, general, and administrative expenses were $45.2 million for the nine months ended September 30, 2009, compared to $58.6 million for the same period in 2008, reflecting the absence of expenses associated with our IPO and the effect of our expense reduction initiatives.

Interest expense. Interest expense for the nine months ended September 30, 2009 was $84.0 million compared to $76.5 million for the same period in 2008.  The increase in interest expense was primarily related higher interest rates on outstanding debt in 2009.

Other income.  Other income was $219.9 million for the nine months ended September 30, 2009, which includes $189.1 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $27.3 million in net gains related to the early retirement of debt.

Restructuring and other charges.  Restructuring and other charges for the nine months ended September 30, 2009, were $0.7 million compared to $26.5 million for the same period in 2008.  Restructuring and other charges are comprised of transition and other costs, including those associated with the Acquisition (i.e., technology migration costs, consulting and legal fees, and other one-time costs).  Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for a one-time fee of $23.1 million.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, given the uncertainty of the current economic environment, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As of September 30, 2009, $106.5 million was available for future borrowing under our revolving credit facility, after reduction for $32.6 million in letters of credit and $45.0 million in outstanding borrowings.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program, which we expect to yield $72 million in cost reductions.  Management expects to achieve most of the cost reductions in 2009.

Net cash flows from operating activities.  Net cash provided by operating activities was $60.4 million for the nine months ended September 30, 2009, compared to $38.6 million for the nine months ended September 30, 2008.  The increase in net cash provided by operating activities is primarily due to improved performance with net income of $63.4 million for the nine months ended September 30, 2009, compared to net losses of $8.8 million for the nine months ended September 30, 2008.  This increase in earnings includes $189.1 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  There is some possibility that the U.S. government will amend the alternative fuel mixture tax credit to eliminate or reduce its benefits for pulp and paper companies prior to its scheduled expiration on December 31, 2009.  Any such amendment of the tax credit could have a material adverse effect on our financial condition, results of operations, and cash flows.  Partially offsetting this positive impact on cash flows from operating activities was the negative impact of changes in working capital in 2009, which included declines in accrued liabilities and accounts payable, primarily due to lower input costs, and an increase in accounts receivable, reflecting the recent improvement in sales and accruals for alternative fuel mixture tax credits.

Net cash flows from investing activities.  For the nine months ended September 30, 2009 and 2008, we used $29.9 million and $59.5 million, respectively, of net cash in investing activities due to investments in capital expenditures. Management has significantly reduced expected annual capital expenditures from $81 million in 2008 to a projected $33 million in 2009, the majority of which were realized during the first half of the year while the mills were experiencing significant market downtime.

Net cash flows from financing activities.  For the nine months ended September 30, 2009, financing activities used net cash of $62.3 million reflecting principal payments of $291.9 million on long-term debt, $47.1 million in net payments on our revolving credit facility and equity distributions of $12.2 million, partially offset by $288.8 million in proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs.  This compares to $20.7 million of net cash used in 2008 primarily due to principal payments on debt and distributions to Verso Paper Finance Holdings LLC, or “Verso Finance,” to service interest obligations.

Indebtedness.  As of September 30, 2009, our aggregate indebtedness was $1,170.3 million, net of $25.0 million of unamortized discounts.

On September 30, 2009, we had a credit facility and outstanding debt securities consisting of:

•
$200 million revolving credit facility maturing in 2012, under which $45.0 million was outstanding, $32.6 million in letters of credit were issued, and $106.5 million was available for future borrowing on September 30, 2009.

•	$325 million aggregate principal amount of 11½% senior secured fixed rate notes due 2014;

•	$337 million aggregate principal amount of 9⅛% second priority senior secured fixed rate notes due 2014;

•	$188 million aggregate principal amount of second priority senior secured floating rate notes due 2014; and

•	$300 million aggregate principal amount of 11⅜% senior subordinated fixed rate notes due 2016.

The revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%, and the weighted average interest rate at September 30, 2009, was 3.25%.  We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum and customary letter of credit and agency fees.  The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets and substantially all the tangible and intangible assets of each of our direct and indirect subsidiaries.  It is also secured by first priority pledges of all the equity interests owned by us in our subsidiaries.  The obligations under the revolving credit facility are unconditionally guaranteed by Verso Finance, and, subject to certain exceptions, each of its direct and indirect subsidiaries.  On June 3, 2009, the credit agreement was amended and restated to provide for the issuance of the senior secured notes due July 1, 2014 (see below).  The amendment also, among other things, increased the applicable margin for the interest rate on borrowings under the revolving credit facility to 3.0% for Eurodollar loans and 2.0% for base rate loans and eliminated the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio.  The revolving credit facility is secured on a ratable and pari passu basis with these senior secured notes.

On June 11, 2009, we issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014.  These fixed-rate notes pay interest semi-annually.  The notes are secured by substantially all of our property and assets and those of each our direct and indirect subsidiaries.  The notes are secured on a ratable and pari passu basis with our senior secured credit facility.  The net proceeds after deducting the discount, underwriting fees and issuance costs were $288.8 million, which funds were used to repay in full $252.9 million outstanding on our first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million.

During the nine months ended September 30, 2009, we repurchased and retired $12.9 million of the second priority senior secured fixed-rate notes due on August 1, 2014, for a total purchase price of $7.9 million, which resulted in a gain of $4.7 million, net of the write-off of unamortized debt issuance costs.  During the nine months ended September 30, 2009, we repurchased and retired $61.8 million of the second priority senior secured floating-rate notes due on August 1, 2014, for a total purchase price of $30.1 million, which resulted in a gain of $30.2 million, net of the write-off of unamortized debt issuance costs.  In addition, we de-designated the interest rate swap hedging interest payments on these notes and recognized losses of $1.3 million on the interest rate swap.  The second priority senior secured fixed rate notes have a fixed interest rate of 9.125% and pay interest semiannually.  The second priority senior secured floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and pay interest quarterly.  At September 30, 2009, the interest rate was 4.23%.  The original principal amount of the senior subordinated notes was outstanding at September 30, 2009.  These subordinated notes have a fixed interest rate of 11.375% and pay interest semi-annually.  The second priority senior secured fixed rate and floating rate notes have the benefit of a second priority security interest in the collateral securing our senior secured credit facility, while the subordinated notes are unsecured.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings from our credit facilities.  Such repurchases are dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Covenant Compliance

The credit agreement and the indentures governing Verso Holdings’ outstanding notes contain restrictive covenants that limit our ability to take certain actions, such as incurring additional debt or making acquisitions.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  At September 30, 2009, we were in compliance in all material respects with the covenants in our debt agreements.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: FASB ASC 450, Contingencies, FASB ASC 360, Property, Plant, and Equipment, FASB ASC 350, Intangibles – Goodwill and Other, FASB ASC 715, Compensation – Retirement Benefits.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with FASB ASC 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value.  An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The valuation as of October 1, 2008, indicated no impairment of goodwill or trademarks assigned indefinite lives.

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

Recent Accounting Developments

Measuring Liabilities at Fair Value — In August 2009, the FASB issued Accounting Standards Update, or “ASU,” 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, which amends FASB ASC 820 regarding the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This ASU is effective for the first interim or annual reporting period beginning after issuance, which for us will be the fourth quarter of 2009. The adoption of this ASU is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Postretirement Benefit Plan Assets — FASB ASC 715-20-65 updates FASB ASC 715, Compensation – Retirement Benefits, to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  These provisions of FASB ASC 715 are effective for fiscal years ending after December 15, 2009.  Since this update only affects disclosure requirements, the adoption of these provisions under FASB ASC 715 will have no impact on our financial condition, results of operations, or cash flows.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  Through the third quarter of 2009, no single customer accounted for more than 10% of our total net sales.

Interest Rates

We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates.  Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of September 30, 2009, under our first priority revolving facility and our floating-rate notes would increase our annual interest expense by $2.3 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2009, we had net unrealized losses of $5.4 million on open commodity contracts with maturities of one to 18 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.7 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

In February 2008, we entered into a two-year $250 million notional value receive-variable, pay-fixed interest rate swap in connection with our outstanding floating rate notes that mature in 2014.  We are hedging the cash flow exposure on our quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  During the first nine months of 2009, we repurchased $61.8 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the debt.  During the nine months ended September 30, 2009, $1.3 million of losses have been recognized in Other income on the condensed consolidated statement of operations.  On September 30, 2009, the fair value of this swap was a loss of $3.0 million.  A 10% decrease in interest rates would have a negative impact of approximately $0.1 million on the fair value of this instrument.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based upon this evaluation, for the reasons discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, certain disclosure controls and procedures were not effective.

Management determined that as of September 30, 2009, we did not maintain design or operating effectiveness of certain internal controls over financial reporting relating to the cash disbursement process. Management has concluded that as a result of these control deficiencies, a material weakness in our internal control over financial reporting existed as of September 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of the material weakness indicated, we performed additional analysis to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

In connection with the material weakness in internal control indicated above, remediation actions have been and continue to be implemented by us to ensure the accuracy of our consolidated financial statements and prevent or detect potential material misstatements on a timely basis. Management plans to complete all of its remediation actions during the fourth quarter of 2009. Management will continue to evaluate the design of these new controls and procedures, and once placed in operation for a sufficient period of time, these controls and procedures will be subject to appropriate testing in order to determine whether they are operating effectively.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 2009, Thilmany, LLC (together with its parent company, Packaging Dynamics Corporation) served us with a lawsuit filed in circuit court in Outagamie County, Wisconsin.  Thilmany alleges in the lawsuit that the alternative fuel mixture tax credits that we have received from the operation of the Androscoggin mill have the effect of reducing our costs associated with operating the Androscoggin mill (including paper machine no. 5) and producing the pulp that we use to manufacture paper products for Thilmany under a long-term supply agreement.  Thilmany seeks unspecified damages for our alleged breach of contract for failing to provide Thilmany with a prorated share of the purported cost savings attributable to the tax credits and a declaration that Thilmany is entitled to a prorated share of any such future costs savings attributable to our use of alternative fuel mixtures at the Androscoggin mill.  We are evaluating the lawsuit and intend to respond in the near future.

We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

On October 9, 2009, Walter Thomas Williams, III, one of our accounts payable employees, was arrested on federal wire fraud charges for embezzling funds from us.  An internal investigation has revealed that Mr. Williams altered the processing of vendor payments to divert approximately $10.2 million of funds to his and his wife’s bank accounts between March 2008 and October 2009.  There is no evidence, however, that any of our vendors was harmed as a result of Mr. Williams’ actions.  On October 12, 2009, we filed a civil lawsuit against Mr. Williams and his wife in state court in DeSoto County, Mississippi, seeking damages arising from the embezzlement and injunctive relief to prevent the Williamses from transferring or diminishing their assets.  The court promptly issued a temporary restraining order and prejudgment attachment, and subsequently issued a permanent injunction, which authorize us to seize the Williamses’ property and to have their bank and other financial accounts frozen and held in trust for our benefit.  Pursuant to these court orders, we have moved aggressively to seize the Williamses’ assets, including cash, real estate, motor vehicles, and assorted personal property.  On October 12, 2009, we also filed a claim under our fidelity insurance policy, which provides $10 million in insurance coverage after a $150,000 deductible.

Based on the information currently known to us, we incurred embezzlement losses of $1.3 million in 2008 and $0.7 million and $2.2 million in the first and second quarters of 2009, respectively, and $6.0 million subsequent to June 30, 2009. The financial statements presented as of and for the three and nine months ended September 30, 2009, include $150,000 in anticipated losses and a $10.0 million receivable for funds we expect to recover.  The effect of the embezzlement in prior periods did not result in a material misstatement of our previously issued financial statements.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit
Number	Description

3.1
Certificate of Formation of Verso Paper Holdings LLC, filed June 6, 2006, as amended by Certificate of Amendment filed June 13, 2006, Certificate of Amendment filed June 23, 2006, and Certificate of Amendment filed June 26, 2006.*

3.2	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

________________

*	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009
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

3.2	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007. (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

________________

*	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.