Form 10-Q
period 2010-03-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2010-05-06
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Verso Paper Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation	(Commission File Number)	(IRS Employer
or Organization)		Identification Number)

Verso Paper Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	333-163713	56-2597634
(State of Incorporation	(Commission File Number)	(IRS Employer
or Organization)		Identification Number)

6775 Lenox Center Court, Suite 400
Memphis, Tennessee 38115-4436
(Address, including zip code, of principal executive offices)

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

Verso Paper Corp.	☑ Yes ☐ No
Verso Paper Holdings LLC	☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Verso Paper Corp.	☐ Yes ☐ No
Verso Paper Holdings LLC	☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Verso Paper Corp.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Verso Paper Holdings LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Verso Paper Corp.	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

As of April 30, 2010, Verso Paper Corp had 52,465,832 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

References to “Verso Paper” refer to Verso Paper Corp., a Delaware corporation, and its subsidiaries.  References to “Verso Finance One” refer to Verso Paper Finance Holdings One LLC and its subsidiaries.  Verso Finance One is a direct, wholly-owned subsidiary of Verso Paper.  References to “Verso Finance” refer to Verso Paper Finance Holdings LLC, a Delaware limited liability company, and its subsidiaries.  Verso Finance is a direct, wholly-owned subsidiary of Verso Finance One.  References to “Verso Holdings” refer to Verso Paper Holdings LLC, a Delaware limited liability company, and its subsidiaries.  Verso Holdings is a direct, wholly-owned subsidiary of Verso Finance.  Unless otherwise noted, references to “Company,” “we,” “us,” and “our” refer to Verso Paper including Verso Holdings, a separate public-reporting company.  Other than Verso Paper’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report and to Verso Paper’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(In thousands of U.S. dollars, except share and per share amounts)	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$121,067	$152,097	$118,733	$149,762
Accounts receivable - net	105,276	104,263	105,355	104,289
Inventories	163,586	162,401	163,586	162,401
Prepaid expenses and other assets	10,282	11,292	9,375	10,385
Total Current Assets	400,211	430,053	397,049	426,837
Property, plant, and equipment - net	1,000,881	1,022,622	1,000,881	1,022,622
Reforestation	13,371	13,357	13,371	13,357
Intangibles and other assets - net	82,876	88,006	81,855	86,896
Goodwill	18,695	18,695	10,551	10,551
Total Assets	$1,516,034	$1,572,733	$1,503,707	$1,560,263

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$100,914	$103,253	$98,657	$100,995
Accrued liabilities	88,274	116,225	87,464	115,425
Total Current Liabilities	189,188	219,478	186,121	216,420
Long-term debt	1,221,913	1,192,352	1,146,613	1,118,273
Other liabilities	38,816	35,612	30,780	27,577
Total Liabilities	1,449,917	1,447,442	1,363,514	1,362,270
Commitments and contingencies (Note 11)	-	-	-	-
Equity:
Preferred stock — par value $0.01 (20,000,000 shares authorized, no shares issued) no shares issued)	-	-	n/a	n/a
Common stock — par value $0.01 (250,000,000 shares authorized with 52,465,832 shares issued and outstanding on March 31, 2010, and 52,374,647 shares issued and outstanding on December 31, 2009)	525	524	n/a	n/a
Paid-in-capital	212,739	212,381	317,382	317,023
Retained deficit	(127,595)	(74,045)	(157,637)	(105,461)
Accumulated other comprehensive loss	(19,552)	(13,569)	(19,552)	(13,569)
Total Equity	66,117	125,291	140,193	197,993
Total Liabilities and Equity	$1,516,034	$1,572,733	$1,503,707	$1,560,263

Included in the balance sheet line items above are related-party balances as follows:
Accounts receivable	$8,772	$7,785	$8,772	$7,785
Accounts payable	648	498	648	498

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In thousands of U.S. dollars, except per share data)	2010	2009	2010	2009
Net sales	$363,646	$287,074	$363,646	$287,074
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	336,746	268,940	336,746	268,940
Depreciation, amortization, and depletion	32,142	34,323	32,142	34,323
Selling, general, and administrative expenses	16,269	15,387	16,217	15,222
Restructuring and other charges	-	171	-	171
Operating loss	(21,511)	(31,747)	(21,459)	(31,582)
Interest income	(39)	(58)	(39)	(58)
Interest expense	32,322	27,085	31,001	24,716
Other income, net	(244)	(113,317)	(245)	(113,317)
Net income (loss)	$(53,550)	$54,543	$(52,176)	$57,077

Earnings (loss) per common share
Basic	$(1.02)	$1.05
Diluted	$(1.02)	$1.05
Weighted average common shares outstanding
Basic	52,381,269	52,046,647
Diluted	52,381,269	52,046,647
Included in the financial statement line items above are related-party transactions as follows (Notes 9 and 10):
Net sales	$32,154	$26,780	$32,154	$26,780
Purchases included in cost of products sold	1,388	1,120	1,388	1,120

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009

					Accumulated
					Other
					Comprehensive
	Common	Common	Paid-in-	Retained	Income	Total
(In thousands)	Shares	Stock	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2009	52,046	$520	$211,752	$(180,048)	$(42,271)	$(10,047)
Net income	-	-	-	54,543	-	54,543
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of reclassification of $9.0 million of net losses included in net income	-	-	-	-	(1,165)	(1,165)
Defined benefit pension plan:
Net actuarial loss	-	-	-	-	79	79
Prior service cost amortization	-	-	-	-	218	218
Total other comprehensive loss	-	-	-	-	(868)	(868)
Comprehensive income (loss)	-	-	-	54,543	(868)	53,675
Equity award expense	-	-	86	-	-	86
Ending Balance - March 31, 2009	52,046	$520	$211,838	$(125,505)	$(43,139)	$43,714

Beginning Balance - January 1, 2010	52,374	$524	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	(53,550)	-	(53,550)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of reclassification of $0.8 million of net losses included in net loss	-	-	-	-	(6,451)	(6,451)
Defined benefit pension plan:
Net actuarial loss	-	-	-	-	22	22
Prior service cost amortization	-	-	-	-	446	446
Total other comprehensive loss	-	-	-	-	(5,983)	(5,983)
Comprehensive loss	-	-	-	(53,550)	(5,983)	(59,533)
Common stock issued for restricted stock	90	1	(1)	-	-	-
Stock option exercise	1	-	-	-	-	-
Equity award expense	-	-	359	-	-	359
Ending Balance - March 31, 2010	52,465	$525	$212,739	$(127,595)	$(19,552)	$66,117

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(In thousands of U.S. dollars)	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2009	$301,110	$(167,135)	$(42,271)	$91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(239)	-	(239)
Net income	-	57,077	-	57,077
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of reclassification of $9.0 million of net losses included in net income	-	-	(1,165)	(1,165)
Defined benefit pension plan:
Net actuarial loss	-	-	79	79
Prior service cost amortization	-	-	218	218
Total other comprehensive loss	-	-	(868)	(868)
Comprehensive income (loss)	-	57,077	(868)	56,209
Equity award expense	86	-	-	86
Ending Balance - March 31, 2009	$316,477	$(113,866)	$(43,139)	$159,472

Beginning Balance - January 1, 2010	$317,023	$(105,461)	$(13,569)	$197,993
Net loss	-	(52,176)	-	(52,176)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of reclassification of $0.8 million of net losses included in net loss	-	-	(6,451)	(6,451)
Defined benefit pension plan:
Net actuarial loss	-	-	22	22
Prior service cost amortization	-	-	446	446
Total other comprehensive loss	-	-	(5,983)	(5,983)
Comprehensive loss	-	(52,176)	(5,983)	(58,159)
Equity award expense	359	-	-	359
Ending Balance - March 31, 2010	$317,382	$(157,637)	$(19,552)	$140,193

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(53,550)	$54,543	$(52,176)	$57,077
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and depletion	32,142	34,323	32,142	34,323
Amortization of debt issuance costs	1,354	1,502	1,264	1,353
Accretion of discount on long-term debt	902	-	902	-
Gain on early extinguishment of debt	(253)	(8,903)	(255)	(8,903)
(Gain) loss on disposal of fixed assets	(59)	56	(59)	56
Equity award expense	359	86	359	86
Change in unrealized losses on derivatives, net	(6,451)	(1,165)	(6,451)	(1,165)
Other – net	431	104	431	104
Changes in assets and liabilities:
Accounts receivable	(990)	(72,569)	(1,041)	(72,569)
Inventories	(1,184)	(33,143)	(1,184)	(33,143)
Prepaid expenses and other assets	4,594	(2,676)	4,594	(2,676)
Accounts payable	(2,338)	(29,006)	(2,338)	(28,932)
Accrued liabilities	(24,080)	(30,229)	(25,310)	(32,449)
Net cash used in operating activities	(49,123)	(87,077)	(49,122)	(86,838)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	52	14	52	14
Capital expenditures	(8,435)	(11,918)	(8,435)	(11,918)
Net cash used in investing activities	(8,383)	(11,904)	(8,383)	(11,904)
Cash Flows From Financing Activities:
Proceeds from long-term debt	27,437	-	27,437	-
Debt issuance costs	(961)	-	(961)	-
Repayments of long-term debt	-	(3,568)	-	(3,568)
Cash distributions	-	-	-	(239)
Net cash provided by (used in) financing activities	26,476	(3,568)	26,476	(3,807)
Change in cash and cash equivalents	(31,030)	(102,549)	(31,029)	(102,549)
Cash and cash equivalents at beginning of period	152,097	119,542	149,762	119,520
Cash and cash equivalents at end of period	$121,067	$16,993	$118,733	$16,971

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010, AND DECEMBER 31, 2009, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

1.  BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements for Verso Paper Corp., a Delaware corporation, or “Verso Paper,” include the accounts of Verso Paper and its subsidiaries, and the accompanying consolidated financial statements for Verso Paper Holdings LLC, a Delaware limited liability company, or “Verso Holdings,” include the accounts of Verso Holdings and its subsidiaries.  Verso Paper is the direct parent of Verso Paper Finance Holdings One LLC, or “Verso Finance One,” and the indirect parent of Verso Paper Finance Holdings LLC, or “Verso Finance,” and Verso Holdings.  Unless otherwise noted, references to “Company,” “we,” “us,” and “our” refer to Verso Paper including Verso Holdings, a separate public-reporting company.  Other than Verso Paper’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

The Company began operations on August 1, 2006, when it acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  The Company was formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, “IPO,” of 14 million shares of common stock.

Verso Paper is a holding company whose subsidiaries operate in the following three segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty papers.  The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products serve customers in the catalog, magazine, inserts, and commercial print markets.

Included in these financial statements are the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009. The December 31, 2009, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature. All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings Annual Reports on Form 10-K for the year ended December 31, 2009.

2.  RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 105, Generally Accepted Accounting Principles.  In 2009 the Financial Accounting Standards Board, or “FASB”, issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM, or “ASC,” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP.”  Rules and interpretive releases of the Securities and Exchange Commission, or “SEC,” under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The Company’s adoption of the provisions of ASC Topic 105, Generally Accepted Accounting Principles, for the quarterly period ended September 30, 2009, had no impact on the Company’s financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  New authoritative accounting guidance (ASC Topic 350-30-65) under ASC Topic 350, Intangibles – Goodwill and Other, provides direction on factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value.  The Company’s adoption of the new guidance under ASC Topic 350, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 715, Compensation – Retirement Benefits. New authoritative accounting guidance (ASC Topic 715-20-65) under ASC Topic 715, Compensation – Retirement Benefits, requires more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  The Company’s adoption of the new guidance under ASC Topic 715, for the year ended December 31, 2009, had no impact on the Company’s financial condition, results of operations, or cash flows.

ASC Topic 805, Business Combinations. New authoritative accounting guidance (ASC Topic 805-10-65) under ASC Topic 805, Business Combinations, establish principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interests; recognizes and measures goodwill acquired in a business combination or gain from a bargain purchase; and establishes disclosure requirements.  The Company adopted the new guidance under ASC Topic 805 effective January 1, 2009, and will apply these provisions to any future acquisitions.

ASC Topic 810, Consolidation.  New authoritative accounting guidance (ASC Topic 810-10-65) under ASC Topic 810, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company’s adoption of the new guidance under ASC Topic 810, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815, Derivatives and Hedging.  New authoritative accounting guidance (ASC Topic 815-10-65) under ASC Topic 815, Derivatives and Hedging, changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Since this new guidance under ASC Topic 815 only affects disclosure requirements, the Company’s adoption of these requirements, effective January 1, 2009, had no impact on the Company’s financial condition, results of operations, or cash flows.

ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative accounting guidance (ASC Topic 820-10-15) under ASC Topic 820, Fair Value Measurements and Disclosures, delayed the effective date of ASC Topic 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until 2009.  ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.  The Company’s adoption of the new guidance under ASC Topic 820, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The Company’s adoption of the new guidance under ASC Topic 820, effective October 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

Additionally, new authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820 provides guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since this new guidance only affects disclosure requirements, the Company’s adoption of the initial requirements, for the quarterly period ended March 31, 2010, had no impact on the Company’s financial condition, results of operations, or cash flows, and the adoption of the remaining  provisions is expected to have no impact on the Company’s financial condition, results of operations, or cash flows.

ASC Topic 825, Financial Instruments.  New authoritative accounting guidance (ASC Topic 825-10-65) under ASC Topic 825, Financial Instruments, increases the frequency of fair value disclosures from an annual basis to a quarterly basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Since this new guidance under ASC Topic 825 only affects disclosure requirements, the Company’s adoption of these requirements, for the quarterly period ended June 30, 2009, had no impact on the Company’s consolidated financial statements.

ASC Topic 855, Subsequent Events.  New authoritative accounting guidance (ASU No. 2010-09) under ASC Topic 855, Subsequent Events, removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  This change removes potential conflicts with current SEC guidance.  ASU No. 2010-09 also clarifies the intended scope of the reissuance disclosure provisions.  ASU No. 2010-09 was effective upon issuance and had no impact on the Company’s consolidated financial statements.

Additionally, new authoritative accounting guidance (ASC Topic 855-10) under ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The Company’s adoption of the new guidance under ASC Topic 855, for the quarterly period ended June 30, 2009, had no impact on the Company’s consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2010, are not expected to have a significant effect on our consolidated financial statements.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Earnings Per Share — Verso Paper computes earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding for each period.  Diluted earnings per share are calculated similarly, except that the dilutive effect of the assumed exercise of potentially dilutive securities is included.  In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2010 or 2009.  The following table provides a reconciliation of basic and diluted earnings (loss) per common share:

	VERSO PAPER
	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009
Net income (loss) available to common shareholders	$(53,550)	$54,543

Weighted average common stock outstanding	52,047	52,047
Weighted average restricted stock	334	-
Weighted average common shares outstanding - basic	52,381	52,047

Dilutive shares from stock options	-	-
Weighted average common shares outstanding - diluted	52,381	52,047

Basic earnings (loss) per share	$(1.02)	$1.05

Diluted earnings (loss) per share	$(1.02)	$1.05

For the three months ended March 31, 2010, 1,158,000 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.40 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three months ended March 31, 2009, 67,000 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $1.12 were excluded from the diluted earnings per share calculation because  including such shares would have been antidilutive.

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

Inventories by major category include the following:

	March 31,	December 31,
(In thousands of U.S. dollars)	2010	2009
Raw materials	$27,498	$28,923
Woodyard logs	8,268	4,463
Work-in-process	22,103	27,472
Finished goods	79,662	75,379
Replacement parts and other supplies	26,055	26,164
Inventories	$163,586	$162,401

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  The Company’s asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure.

On March 31, 2010, the Company had $0.8 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Three Months Ended March 31,
(In thousands of U.S. dollars)	2010	2009
Asset retirement obligations, January 1	$13,300	$14,028
Accretion expense	204	202
Settlement of existing liabilities	(155)	(61)
Adjustment to existing liabilities	807	611
Asset retirement obligations, March 31	$14,156	$14,780

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For the quarter ended March 31, 2010, interest costs capitalized were negligible compared to $0.2 million of interest costs capitalized for the quarter ended March 31, 2009.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.4 million and $31.5 million, respectively, for the quarters ended March 31, 2010 and 2009.

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $4.9 million at March 31, 2010, and $4.6 million at March 31, 2009	$8,403	$8,720	$8,403	$8,720
Patents, net of accumulated amortization of $0.4 million at March 31, 2010, and $0.4 million at March 31, 2009	727	755	727	755
Total amortizable intangible assets	9,130	9,475	9,130	9,475

Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473

Other assets:
Financing costs, net of accumulated amortization of $15.6 million at March 31, 2010, and $14.3 million at March 31, 2009, for Verso Paper Corp., and net of accumulated amortization of $14.5 million at March 31, 2010, and $13.2 million at March 31, 2009, for Verso Paper Holdings LLC	28,837	29,229	27,816	28,119
Deferred major repair	6,778	8,787	6,778	8,787
Deferred software cost, net of accumulated amortization of $2.8 million at March 31, 2010, and $2.9 million at March 31, 2009	1,077	1,354	1,077	1,354
Replacement parts, net	3,588	3,806	3,588	3,806
Other	11,993	13,882	11,993	13,882
Total other assets	52,273	57,058	51,252	55,948
Intangibles and other assets	$82,876	$88,006	$81,855	$86,896

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended
	March 31,
(In thousands of U.S. dollars)	2010	2009
Intangible amortization	$345	$354
Software amortization	355	440

The estimated future amortization expense for intangible assets over the next five years is as follows:

(In thousands of U.S. dollars)
Remainder of 2010	$949
2011	1,065
2012	915
2013	815
2014	715

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

		March 31, 2010			December 31, 2009
	Original	Interest		Fair		Fair
(In thousands of U.S. dollars)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
First Priority Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
Senior Secured Notes - fixed (1)	7/1/2014	11.50%	329,317	378,000	300,977	357,500
Second Priority Senior Secured Notes - fixed	8/1/2014	9.13%	337,080	326,968	337,080	321,911
Second Priority Senior Secured Notes - floating	8/1/2014	4.00%	180,216	153,634	180,216	142,371
Senior Subordinated Notes	8/1/2016	11.38%	300,000	261,750	300,000	241,500
Total Debt for Verso Paper Holdings LLC			1,146,613	1,120,352	1,118,273	1,063,282

Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.57%	75,300	31,626	74,079	31,113
Total Debt For Verso Paper Corp.			$1,221,913	$1,151,978	$1,192,352	$1,094,395

 (1) Par value of $350,000 at March 31, 2010, and $325,000 at December 31, 2009.

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Interest expense	$31,005	$25,777	$29,774	$23,557
Cash interest paid	55,874	39,064	55,874	39,064
Debt issuance cost amortization (1)	1,354	1,502	1,264	1,353

(1) Amortization of debt issuance cost is included in interest expense.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind, or “PIK,” through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $1.2 million and $2.9 million of interest payments due in the first quarter of 2010 and 2009, respectively.

On January 15, 2010, Verso Holdings issued $25.0 million aggregate principal amount of its 11.5% senior secured notes due July 1, 2014 under the same indenture that it issued $325.0 million aggregate principal amount of the 11.5% senior secured notes in June 2009.  These $25 million of notes issued in January 2010 were treated as a single series with and have the same terms as the $325 million of notes issued under the indenture in June 2009.  The notes are secured by substantially all of the property and assets of Verso Holdings.  The notes are secured on a ratable and pari passu basis with Verso Holdings’ senior secured revolving credit facility.  The net proceeds of the notes issued in January 2010 including premium and after deducting underwriting fees and offering expenses, were $26.5 million.

In the first quarter of 2009, the Company repurchased and retired $12.0 million of Verso Holdings’ second priority senior secured floating-rate notes due August 1, 2014, and recognized a gain of $8.9 million, net of the write-off of unamortized debt issuance costs.  In addition, the Company recognized a loss of $0.2 million related to the de-designated portion of the swap hedging the interest payments on the retired debt.  These results were recognized in Other income, net on the condensed consolidated statement of operations.

6.  RETIREMENT PLANS

Pension Plan

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees hired prior to July 1, 2004, at the Androscoggin, Bucksport, and Sartell mills.  These employees generally are eligible to participate in the plan upon completion of one year of service and attainment of age 21.  Employees hired on or after July 1, 2004, who are not eligible for this pension plan, receive an additional company contribution to their savings plan (see “Other Benefits” discussion below).  The pension plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  The Company made no contributions in the first quarter of 2010 and made a contribution of $1.5 million in April 2010 attributable to the 2010 plan year.  In the first quarter of 2009, the Company made contributions of $0.2 million attributable to the 2008 plan year.  The Company expects to make additional contributions of $3.4 million in 2010, with $0.5 million related to the 2009 plan year and $2.9 million related to the 2010 plan year.

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

The following table summarizes the components of net periodic expense:

	Three Months Ended
	March 31,
(In thousands of U.S. dollars)	2010	2009
Components of net periodic benefit cost:
Service cost	$1,527	$1,592
Interest cost	522	381
Expected return on plan assets	(462)	(309)
Amortization of prior service cost	446	218
Actuarial loss	22	79
Net periodic benefit cost	$2,055	$1,961

The Company adopted ASC Topic 715-20-65, effective December 31, 2009, which requires more detailed disclosures about employers’ pension plan assets, including additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with the guidance contained in ASC Topic 820.

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of March 31, 2010.

(In thousands of U.S. dollars)	Total	Level 1	Level 2 (1)	Level 3
Assets
Corporate/Government bond fund	$10,771	$-	$10,771	$-
Large capital equity	6,241	-	6,241	-
International equity	3,853	-	3,853	-
Small capital equity	1,117	-	1,117	-
Fixed income fund	1,011	-	1,011	-
Total assets at fair value on March 31, 2010	$22,993	$-	$22,993	$-

(1) Based on the net asset value of units held by the plan at quarter end.

Other Benefits

The Company sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax basis to the plan.  As determined by the provisions of the plan, the Company matches the employees’ basic voluntary contributions; however, on April 3, 2009, in response to the challenging economic conditions, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees.  Effective January 2, 2010, the Company reinstated matching contributions for exempt and non-exempt salaried employees in accordance with the formula previously in effect (70% of the first 4% of the participant’s compensation contributed to the plan, plus 60% of the next 4% of the participant’s compensation contributed to the plan).  Such contributions to the plan totaled approximately $0.9 million for the first quarter of 2010 compared to $1.2 million in the first quarter of 2009.

7.  DERIVATIVE INSTRUMENTS AND HEDGES

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

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under ASC Topic 815, Derivatives and Hedging, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  The Company has designated its energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into cost of products sold in the period in which the hedged cash flows affect earnings.

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap hedging the cash flow exposure of the quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) on its second priority senior secured floating-rate notes.  The swap matured in February 2010.  During the first quarter of 2009, the Company repurchased $12.0 million of the hedged notes and de-designated the portion of the swap hedging the interest payments on this portion of the debt.  During the three months ended March 31, 2009, $0.2 million of losses were recognized in Other income, net on the condensed consolidated statement of operations related to the de-designated portion of the swap.  By the end of 2009, the Company had repurchased $69.8 million of the hedged notes and de-designated the interest-rate swap in full.  During the three months ended March 31, 2010, $0.3 million of losses were recognized in Other income, net.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	March 31, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	5,348,111	$-	$8,281	5,430,707	$560	$2,132	Other assets/ Accrued liabilties
Derivatives not designated as hedging instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	$-	-	-	$250,000	-	1,573	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
	At	At	Three Months Ended		Gain (Loss)
	March 31,	December 31,	March 31,		on Statements
(dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging instruments under FASB ASC 815
Short-term, fixed price energy swaps (1)	$(8,231)	$(1,514)	$(493)	$(8,448)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	-	(281)	(281)	(570)	Interest expense

(1)	Net losses at March 31, 2010 are expected to be reclassified from Accumulated other comprehensive income into earningswithin the next 12 months.

			Gain (Loss) Recognized
	Gain (Loss) Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Three Months Ended March 31,				on Statements
(dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(429)	$(2,109)	$(24)	$(20)	Cost of products sold
Derivatives not designated as hedging instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	-	(195)	-	-	Interest expense/ Other income, net

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  On January 1, 2008, the Company adopted ASC Topic 820 as it relates to financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, and adopted ASC Topic 820 as it relates to nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis as of January 1, 2009.  The adoption of these provisions of ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements.

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

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
At March 31, 2010
Assets:
Deferred compensation assets (1)	$1,096	$1,096	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	232	-	232	-
Liabilities:
Commodity swaps (1)	$8,281	$-	$8,281	$-
Deferred compensation liabilities (1)	1,096	1,096	-	-
At December 31, 2009
Assets:
Deferred compensation assets (1)	$643	$643	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	248	-	248	-
Commodity swaps (1)	560	-	560	-
Liabilities:
Commodity swaps (1)	$2,132	$-	$2,132	$-
Interest rate swaps (2)	1,573	-	1,573	-
Deferred compensation liabilities (1)	643	643	-	-

(1) Based on observable market data.
(2) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the three months ended March 31, 2010 or 2009.

9.  RELATED PARTY TRANSACTIONS

The Company had net sales to International Paper of $32.2 million for the first quarter of 2010, compared to $26.8 million for the same period in 2009.  International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC), is our largest customer and accounted for approximately 9% of our net sales in the first quarter of 2010 and 2009.  The Company had purchases from International Paper, included in cost of products sold, of $1.4 million for the first quarter of 2010, compared to $1.1 million for the first quarter of 2009.

Subsequent to the Acquisition, the Company entered into a management consulting agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of Verso Paper’s IPO in 2008, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services.  The management consulting agreement, however, remains in effect and will expire on August 1, 2018.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $1.2 million and $2.9 million of interest payments due in the first quarter of 2010 and 2009, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distribution from Verso Holdings.  Verso Holdings made no distributions to Verso Finance in the first quarter of 2010 and made $0.2 million in distributions to Verso Finance in the first quarter of 2009.  Verso Holdings has no obligation to make distributions to Verso Finance.

As of March 31, 2010, Verso Holdings had $0.1 million in current receivables due from Verso Paper.  During the first quarter of 2009, Verso Paper pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to Verso Holdings using a carryover basis.

10. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the Acquisition and carve out of our operations from those of International Paper, including consulting and legal fees, and other one-time costs related to us operating as a stand-alone business.  There were no restructuring charges in the first quarter of 2010 and $0.2 million of restructuring charges in the first quarter of 2009.

11. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Company has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  As of March 31, 2010, the Company had $0.2 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheets.

Alternative Fuel Tax Credit — Until December 31, 2009, the United States government provided an excise tax credit for companies that use alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  During the first quarter of 2009, the Company recognized $105.5 million of alternative fuel mixture tax credits for the period from September 2008 through March 2009, including a receivable of $75.9 million for claims pending as of March 31, 2009.  These credits were recognized in Other income, net on the condensed consolidated statement of operations, net of $0.9 million of associated expenses.  At December 31, 2009, $10.4 million for claims pending was recognized in Accounts receivable – net on the condensed consolidated balance sheets.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we did not recognize any benefit from this tax credit in the first quarter of 2010 and no receivables were outstanding as of March 31, 2010.

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

In October 2009, Thilmany (together with its parent company, Packaging Dynamics Corporation) served the Company with a lawsuit filed in circuit court in Outagamie County, Wisconsin. Thilmany alleged in the lawsuit that the alternative fuel mixture tax credits that the Company received from the operation of the Androscoggin mill had the effect of reducing the Company’s costs associated with operating the Androscoggin mill and producing the pulp that the Company uses to manufacture paper products for Thilmany on paper machine no. 5 under the long-term supply agreement described above. Thilmany sought unspecified damages for the Company’s alleged breach of contract for failing to provide Thilmany with a prorated share of the purported cost savings attributable to the tax credits and a declaration that Thilmany is entitled to a prorated share of any such future costs savings attributable to the Company’s use of alternative fuel mixtures at the Androscoggin mill. On March 29, 2010, the Company entered into a settlement agreement with Thilmany and Packaging Dynamics pursuant to which the lawsuit was dismissed.

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

The following table summarizes the industry segment data for the three-month periods ended March 31, 2010 and 2009:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net Sales:
Coated and supercalendered	$302,778	$255,977	$302,778	$255,977
Hardwood market pulp	37,414	17,674	37,414	17,674
Other	23,454	13,423	23,454	13,423
Total	$363,646	$287,074	$363,646	$287,074

Operating Income (Loss):
Coated and supercalendered	$(25,670)	(20,552)	$(25,618)	$(20,387)
Hardwood market pulp	7,632	(8,887)	7,632	(8,887)
Other	(3,473)	(2,308)	(3,473)	(2,308)
Total	$(21,511)	$(31,747)	$(21,459)	$(31,582)

Depreciation, amortization, and depletion:
Coated and supercalendered	$25,808	$28,902	$25,808	$28,902
Hardwood market pulp	4,653	4,314	4,653	4,314
Other	1,681	1,107	1,681	1,107
Total	$32,142	$34,323	$32,142	$34,323

Capital Spending:
Coated and supercalendered	$6,311	$10,308	$6,311	$10,308
Hardwood market pulp	1,673	1,341	1,673	1,341
Other	451	269	451	269
Total	$8,435	$11,918	$8,435	$11,918

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Intercompany Eliminations column.

Verso Holdings,  the “Parent Issuer,” and its direct, wholly-owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11½% senior secured fixed rate notes due 2014, 9⅛% second-priority senior secured fixed rate notes due 2014, second-priority senior secured floating rate notes due 2014, and 11⅜% senior subordinated notes due 2014 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer and Bucksport Leasing LLC, collectively, the “Guarantor Subsidiaries.”  All subsidiaries other than the Guarantor Subsidiaries are minor.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
March 31, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$397,049	$-	$397,049
Property, plant, and equipment, net	-	-	1,000,881	-	1,000,881
Intercompany receivable	1,196,685	-	-	(1,196,685)	-
Investment in subsidiaries	112,377	-	-	(112,377)	-
Non-current assets	-	-	105,777	-	105,777
Total assets	$1,309,062	$-	$1,503,707	$(1,309,062)	$1,503,707

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$22,256	$-	$163,865	$-	$186,121
Intercompany payable	-	-	1,196,685	(1,196,685)	-
Long-term debt	1,146,613	-	-	-	1,146,613
Other long-term liabilities	-	-	30,780	-	30,780
Member's equity	140,193	-	112,377	(112,377)	140,193
Total liabilities and member's equity	$1,309,062	$-	$1,503,707	$(1,309,062)	$1,503,707

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$426,837	$-	$426,837
Property, plant, and equipment, net	-	-	1,022,622	-	1,022,622
Intercompany receivable	1,195,660	-	-	(1,195,660)	-
Investment in subsidiaries	169,874	-	-	(169,874)	-
Non-current assets	-	-	110,804	-	110,804
Total assets	$1,365,534	$-	$1,560,263	$(1,365,534)	$1,560,263

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$49,268	$-	$167,152	$-	$216,420
Intercompany payable	-	-	1,195,660	(1,195,660)	-
Long-term debt	1,118,273	-	-	-	1,118,273
Other long-term liabilities	-	-	27,577	-	27,577
Member's equity	197,993	-	169,874	(169,874)	197,993
Total liabilities and member's equity	$1,365,534	$-	$1,560,263	$(1,365,534)	$1,560,263

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$363,646	$-	$363,646

Cost of products sold (exclusive of depreciation, amortization, and depletion)	-	-	336,746	-	336,746
Depreciation, amortization, and depletion	-	-	32,142	-	32,142
Selling, general, and administrative expenses	-	-	16,217	-	16,217
Interest income	(30,493)	-	(39)	30,493	(39)
Interest expense	30,493	-	31,001	(30,493)	31,001
Other income, net	(255)	-	(245)	255	(245)
Equity in net loss of subsidiaries	(52,176)	-	-	52,176	-
Net loss	$(51,921)	$-	$(52,176)	$51,921	$(52,176)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$287,074	$-	$287,074

Cost of products sold (exclusive of depreciation, amortization, and depletion)	-	-	268,940	-	268,940
Depreciation, amortization, and depletion	-	-	34,323	-	34,323
Selling, general, and administrative expenses	-	-	15,222	-	15,222
Restructuring and other charges	-	-	171	-	171
Interest and dividend income	(24,318)	-	(58)	24,318	(58)
Interest expense	24,318	-	24,716	(24,318)	24,716
Other income, net	(8,903)	-	(113,317)	8,903	(113,317)
Equity in net income of subsidiaries	57,077	-	-	(57,077)	-
Net income	$65,980	$-	$57,077	$(65,980)	$57,077

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(49,122)	$-	$(49,122)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	52	-	52
Capital expenditures	-	-	(8,435)	-	(8,435)
Net cash used in investing activities	-	-	(8,383)	-	(8,383)
Cash flows from financing activities:
Debt issuance costs	(961)	-	-	-	(961)
Advances to subsidiaries	(26,476)	-	26,476	-	-
Proceeds from long-term debt	27,437	-	-	-	27,437
Net cash provided by financing activities	-	-	26,476	-	26,476
Change in cash and cash equivalents	-	-	(31,029)	-	(31,029)
Cash and cash equivalents at beginning of period	-	-	149,762	-	149,762
Cash and cash equivalents at end of period	$-	$-	$118,733	$-	$118,733

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(86,838)	$-	$(86,838)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	14	-	14
Capital expenditures	-	-	(11,918)	-	(11,918)
Investment in subsidiaries	(9,145)	-	9,145	-	-
Return of investment in subsidiaries	239	-	(239)	-	-
Net cash used in investing activities	(8,906)	-	(2,998)	-	(11,904)
Cash flows from financing activities:
Cash distributions	(239)	-	-	-	(239)
Repayment of advances to subsidiaries	12,713	-	(12,713)	-	-
Payments on long-term debt	(3,568)	-	-	-	(3,568)
Net cash provided by (used in) financing activities	8,906	-	(12,713)	-	(3,807)
Change in cash and cash equivalents	-	-	(102,549)	-	(102,549)
Cash and cash equivalents at beginning of period	-	-	119,520	-	119,520
Cash and cash equivalents at end of period	$-	$-	$16,971	$-	$16,971

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct mail advertising.  We are one of North America’s largest producers of coated groundwood paper which is used primarily for catalogs and magazines.  We are also a low cost producer of coated freesheet paper which is used primarily for annual reports, brochures, and magazine covers.  In addition, we have a strategic presence in supercalendered paper which is primarily used for retail inserts, and specialty papers.  We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products.

Financial Summary

Coated paper shipments improved significantly in the first quarter of 2010 compared to the first quarter of 2009 and fell only slightly compared to the seasonally stronger fourth quarter of 2009.  Year over year market conditions have improved due to an improving economy, permanent and temporary capacity reductions, and new product development initiatives.  However, coated paper prices for the first quarter of 2010 were below last year’s first quarter levels as prices remained under pressure throughout 2009 due to weak demand resulting from the global economic recession.  Prices reached a trough during the first quarter, and we have announced price increases for our core products of $30 per ton effective April 1, 2010, and $40 to $60 per ton, effective June 1, 2010.

Our net sales for the first quarter of 2010 increased $76.5 million, or 26.7%, as sales volume increased 50.1% compared to last year’s first quarter.  The average sales price for all of our products fell 15.6% from the first quarter of 2009; however, on a sequential quarter basis the average sales price decreased only 3.1% as our coated paper prices have begun to stabilize and the average sales price for pulp has increased.  Our gross margin was 7.4% for the first quarter of 2010 compared to 6.3% in 2009.  The compression in gross margin for the first quarter of 2009 reflects $31.3 million of unabsorbed costs resulting from almost 140,000 tons of downtime.  Our gross margin remained under pressure in the first quarter of 2010 due to continued low sales prices.

In response to market conditions, we continue to assess and implement, as appropriate, various expense reduction initiatives. Our company-wide cost reduction program produced approximately $9 million of savings during the first quarter of 2010 compared to approximately $10 million in the first quarter of 2009.  Management expects this program to yield an additional $40 million in cost reductions over the next twelve months and continues to search for and develop additional cost savings opportunities.  Included in this program are productivity improvements, material usage reductions, energy usage reductions, labor cost savings, material and chemical substitution, and workforce planning improvements.

Included in our results for the first quarter of 2009 are $104.6 million in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009, we did not recognize any benefit from this tax credit in the first quarter of 2010.  Additionally, we recognized $8.7 million in pre-tax net gains from the early retirement of debt at a discount in the first quarter of 2009.

Results of Operations

The following table sets forth the historical results of operations of Verso Paper and Verso Holdings for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this Quarterly Report.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Paper’s wholly-owned subsidiary, Verso Holdings, in all material respects, except for Verso Paper’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$363,646	$287,074	$363,646	$287,074
Costs and expenses:
Cost of products sold - exclusive of depreciation, amortization, and depletion	336,746	268,940	336,746	268,940
Depreciation, amortization, and depletion	32,142	34,323	32,142	34,323
Selling, general, and administrative expenses	16,269	15,387	16,217	15,222
Restructuring and other charges	-	171	-	171
Operating loss	(21,511)	(31,747)	(21,459)	(31,582)
Interest income	(39)	(58)	(39)	(58)
Interest expense	32,322	27,085	31,001	24,716
Other income, net	(244)	(113,317)	(245)	(113,317)
Net income (loss)	$(53,550)	$54,543	$(52,176)	$57,077

First Quarter of 2010 Compared to First Quarter of 2009

Net Sales.  Net sales for the first quarter of 2010 increased 26.7% to $363.6 million from $287.1 million for the first quarter of 2009, as total sales volume increased 50.1%, reflecting improved economic conditions.  This increase was partially offset by a 15.6% decline in the average sales price per ton for all of our products.

Net sales for our coated and supercalendered papers segment increased 18.3% in the first quarter of 2010 to $302.8 million from $256.0 million for the same period in 2009, as the positive impact of a 46.0% increase in paper sales volume was partially offset by a 19.0% decrease in the average paper sales price per ton.  Average sales prices for coated papers decreased steadily throughout 2009 in response to weak demand.  On a sequential quarter basis, average sales prices for coated papers decreased 4.1%.

Net sales for our market pulp segment increased 111.7% to $37.4 million in the first quarter of 2010 from $17.7 million for the same period in 2009.  This increase was due to a 60.3% increase in sales volume combined with an increase of 32.1% in average sales price per ton compared to the first quarter of 2009.

Net sales for our other segment increased 74.7% to $23.4 million in the first quarter of 2010 from $13.4 million in the first quarter of 2009.  The improvement in 2010 is due to a 94.6% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  Average sales price per ton decreased 10.2% compared to the first quarter of 2009.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $368.9 million in the first quarter of 2010 compared to $303.3 million in 2009, primarily reflecting the increase in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 7.4% for the first quarter of 2010 compared to 6.3% for the first quarter of 2009.  The compression in  gross margin for the first quarter of 2009 reflects $31.3 million of unabsorbed costs resulting from almost 140,000 tons of downtime.  Our gross margin remained under pressure in 2010 due to continued low sales prices.  Depreciation, amortization, and depletion expenses were $32.1 million in the first quarter of 2010 compared to $34.3 million in the first quarter of 2009.

Selling, general, and administrative.  Verso Paper’s selling, general, and administrative expenses were $16.2 million in the first quarter of 2010 compared to $15.4 million for the same period in 2009.  Verso Holdings’ selling, general, and administrative expenses were $16.2 million in the first quarter of 2010 compared to $15.2 million for the same period in 2009.

Interest expense. Verso Paper’s interest expense for the first quarter of 2010 was $32.3 million compared to $27.1 million for the same period in 2009.  Verso Holdings’ interest expense for the first quarter of 2010 was $31.0 million compared to $24.7 million for the same period in 2009.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in the first quarter of 2010, which offset lower long-term indebtedness in the first quarter of 2010 as compared to the first quarter of 2009.

Other income.  Other income was $0.2 million for the first quarter of 2010, compared to $113.3 million for the first quarter of 2009.  Included in the results for 2009 are $104.6 million in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009, we did not recognize any benefit from this tax credit in the first quarter of 2010.  We also recognized $8.7 million in pre-tax net gains from the early retirement of debt at a discount in the first quarter of 2009.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, given the uncertainty of the current economic environment, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As of March 31, 2010, $152.1 million was available for future borrowing under our revolving credit facility.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program which produced approximately $9 million of savings during the first quarter of 2010 compared to approximately $10 million in the first quarter of 2009.  Management expects this program to yield an additional $40 million in cost reductions over the next twelve months and continues to search for and develop additional cost savings measures.

Net cash flows from operating activities.  Verso Paper’s net cash used in operating activities of $49.1 million in the first quarter of 2010 was primarily attributable to net losses of $53.6 million and to a lesser extent reflected changes in working capital, which included a decline in accrued liabilities resulting from normal fluctuations in accrued interest payable.  Net cash used in operating activities of $87.1 million in the first quarter of 2009, primarily resulted from changes in working capital, which included declines in accounts payable and accrued liabilities while inventories and accounts receivable increased.  The decline in accounts payable was related to the large amount of market-related machine downtime taken in response to challenging market conditions.  The decline in accrued liabilities was due to normal fluctuations in accrued interest payable.  The increase in inventory value was primarily due to the normal seasonal build of our wood and finished goods inventories.  Additionally, the increase in accounts receivable was primarily due to accruals for alternative fuel mixture tax credits and was offset by the resulting improvement in net income.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Verso Holdings’ net cash used in operating activities was $49.1 million for the first quarter of 2010 compared to $86.8 million for the first quarter of 2009.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Net cash flows from investing activities.  In the first quarter of 2010, Verso Paper used $8.4 million of net cash in investing activities due to investments in capital expenditures, compared to $11.9 million of net cash used in investing activities due to investments in capital expenditures in the first quarter of 2009.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Net cash flows from financing activities.  Verso Paper’s net cash provided by financing activities was $26.5 million for the first quarter of 2010, reflecting $27.4 million in proceeds from the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  This compares to net cash used in financing activities of $3.6 million in the first quarter of 2009, representing principal payments on long-term debt.  Verso Holdings’ net cash provided by financing activities was $26.5 million for the first quarter of 2010 compared to net cash used in financing activities of $3.8 million for the first quarter of 2009.  Verso Holdings’ financing cash flows are the same as those of Verso Paper in all material respects.

Indebtedness.  As of March 31, 2010, Verso Paper’s aggregate indebtedness was $1,221.9 million, net of $20.7 million of unamortized discounts.  As of March 31, 2010, Verso Holdings’ aggregate indebtedness was $1,146.6 million, net of $20.7 million of unamortized discounts.

On March 31, 2010, Verso Holdings had a credit facility and outstanding debt securities consisting of:

•
$200 million revolving credit facility maturing in 2012, under which no amounts were outstanding, $32.1 million in letters of credit were issued, and $152.1 million was available for future borrowing as of March 31, 2010.  Our availability under our revolving credit facility has been reduced by $15.8 million as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., “Lehman.”  As a result of Lehman’s inability to fulfill its obligation under the revolving credit facility, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.

•	$350 million aggregate principal amount of 11½% senior secured fixed rate notes due 2014;

•	$337 million aggregate principal amount of 9⅛% second priority senior secured fixed rate notes due 2014;

•	$180 million aggregate principal amount of second priority senior secured floating rate notes due 2014; and

•	$300 million aggregate principal amount of 11⅜% senior subordinated fixed rate notes due 2016.

The revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%.  Verso Holdings is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum and customary letter of credit and agency fees.  The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets of Verso Holdings and each of its direct and indirect subsidiaries.  It is also secured by first priority pledges of all the equity interests owned by Verso Holdings in its subsidiaries.  The obligations under the revolving credit facility are unconditionally guaranteed by Verso Finance and, subject to certain exceptions, each of its direct and indirect subsidiaries.  On June 3, 2009, the credit agreement was amended and restated to provide for the issuance of the senior secured notes due July 1, 2014 (see below).  The amendment also, among other things, increased the applicable margin for the interest rate on borrowings under the revolving credit facility to 3.0% for Eurodollar loans and 2.0% for base rate loans and eliminated the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio, providing us with additional business flexibility.  The revolving credit facility is secured on a ratable and pari passu basis with the senior secured notes due 2014.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014.  These fixed-rate notes pay interest semi-annually.  The notes are secured by substantially all of the property and assets of Verso Holdings and each of its direct and indirect subsidiaries.  The notes are secured on a ratable and pari passu basis with the revolving credit facility.  The net proceeds, after deducting the discount, underwriting fees, and issuance costs, were $288.6 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  On January 15, 2010, Verso Holdings issued an additional $25.0 million aggregate principal amount of the 11.5% senior secured notes under the same indenture.  These notes were treated as a single series with and have the same terms as the notes issued under the indenture in June 2009.  The net proceeds including premium, after deducting underwriting fees and offering expenses, were $26.5 million.  We intend to use the net proceeds for capital expenditures and other general corporate purposes.

The second priority senior secured fixed rate notes have a fixed interest rate of 9.125% and pay interest semiannually.  The second priority senior secured floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and pay interest quarterly.  As of March 31, 2010, the interest rate was 4.00%.  The senior subordinated notes have a fixed interest rate of 11.375% and pay interest semi-annually.  The second priority senior secured fixed rate and floating rate notes have the benefit of a second priority security interest in the collateral securing our senior secured credit facility, while the subordinated notes are unsecured.

Additionally, Verso Finance has $75.3 million aggregate principal amount outstanding on its senior unsecured floating-rate term loan which matures in 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  The term loan bears interest at a rate equal to LIBOR plus 6.25% on interest payments made in cash and LIBOR plus 7.00% for interest paid in-kind, or “PIK,” and added to the principal balance.  The weighted-average interest rate in effect on March 31, 2010, on the term loan was 6.57%.  Verso Finance elected to exercise the PIK option for $1.2 million of interest payments due in the first quarter of 2010.

As a holding company, Verso Paper’s investments in its operating subsidiaries, including Verso Paper LLC, constitute substantially all of its operating assets. Consequently, its subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso Paper’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso Paper’s subsidiaries are not obligated to make funds available to it. The terms of the senior secured credit facilities and the indentures governing the outstanding notes of Verso Paper’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Verso Paper. Furthermore, Verso Paper’s subsidiaries will be permitted under the terms of the senior secured credit facilities and the indentures to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Verso Paper.  Although the terms of the debt agreements of Verso Paper’s subsidiaries do not restrict its operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso Paper with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings from our credit facilities.  Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of March 31, 2010, we were in compliance with the covenants in our debt agreements.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: ASC Topic 450, Contingencies, ASC Topic 360, Property, Plant, and Equipment, ASC Topic 350, Intangibles – Goodwill and Other, and ASC Topic 715, Compensation – Retirement Benefits.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value.  An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The valuation as of October 1, 2009, indicated no impairment of goodwill or trademarks assigned indefinite lives.

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

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations, and environmental costs and obligations, involves the use of critical estimates, assumptions, and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events will not differ from management’s assessments.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  During the first quarter of 2010, no single customer accounted for more than 10% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of March 31, 2010.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of March 31, 2010, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of March 31, 2010, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2010, we had net unrealized losses of $8.3 million on open commodity contracts with maturities of one to 12 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.3 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, starch, calcium carbonate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.  We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 2009, Thilmany, LLC (together with its parent company, Packaging Dynamics Corporation) served us with a lawsuit filed in circuit court in Outagamie County, Wisconsin. Thilmany alleged in the lawsuit that the alternative fuel mixture tax credits that we received from the operation of the Androscoggin mill had the effect of reducing our costs associated with operating the Androscoggin mill and producing the pulp that we use to manufacture paper products for Thilmany on paper machine no. 5 under a long-term supply agreement. Thilmany sought unspecified damages for our alleged breach of contract for failing to provide Thilmany with a prorated share of the purported cost savings attributable to the tax credits and a declaration that Thilmany is entitled to a prorated share of any such future costs savings attributable to our use of alternative fuel mixtures at the Androscoggin mill. On March 29, 2010, we entered into a settlement agreement with Thilmany and Packaging Dynamics pursuant to which the lawsuit was dismissed.

We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   (Reserved)

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp. (1)

3.2	Amended and Restated Bylaws of Verso Paper Corp. (1)

3.3	Certificate of Formation of Verso Paper Holdings LLC, filed June 6, 2006, as amended by Certificates of Amendment filed June 13, 2006, June 23, 2006 and June 26 2006. (2)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007. (2)

4.1	First Supplemental Indenture, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee. (3)

4.2	Registration Rights Agreement, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, as initial purchaser. (3)

12	Computation of Ratio of Earnings to Fixed Charges for Verso Paper Holdings LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

(1)
Incorporated by reference to our Verso Paper Corp.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2007, as amended (Registration Statement No. 333-148201).

(2)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Verso Paper Corp. and Verso Paper Holdings LLC filed with the Securities and Exchange Commission on January 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: May 6, 2010
VERSO PAPER HOLDINGS LLC

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp. (1)

3.2	Amended and Restated Bylaws of Verso Paper Corp. (1)

3.3	Certificate of Formation of Verso Paper Holdings LLC, filed June 6, 2006, as amended by Certificates of Amendment filed June 13, 2006, June 23, 2006 and June 26 2006. (2)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007. (2)

4.1	First Supplemental Indenture, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee. (3)

4.2	Registration Rights Agreement, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, as initial purchaser. (3)

12	Computation of Ratio of Earnings to Fixed Charges for Verso Paper Holdings LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

(1)
Incorporated by reference to Verso Paper Corp.’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2007, as amended (Registration Statement No. 333-148201).

(2)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K of Verso Paper Corp. and Verso Paper Holdings LLC filed with the Securities and Exchange Commission on January 15, 2010.