Form 10-Q
period 2010-06-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2010-08-11
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Verso Paper Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

Verso Paper Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	333-166066	56-2597634
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

6775 Lenox Center Court, Suite 400
Memphis, Tennessee 38115-4436
(Address, including zip code, of principal executive offices)

(901) 369-4100
(Registrants’ telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of July 31, 2010, Verso Paper Corp had 52,465,832 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(In thousands of U.S. dollars, except share and per share amounts)	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$134,841	$152,097	$134,766	$149,762
Accounts receivable - net	128,538	104,263	128,538	104,289
Inventories	134,115	162,401	134,115	162,401
Prepaid expenses and other assets	4,109	11,292	3,801	10,385
Total Current Assets	401,603	430,053	401,220	426,837
Property, plant, and equipment - net	982,926	1,022,622	982,926	1,022,622
Reforestation	13,313	13,357	13,313	13,357
Intangibles and other assets - net	78,898	88,006	77,968	86,896
Goodwill	18,695	18,695	10,551	10,551
Total Assets	$1,495,435	$1,572,733	$1,485,978	$1,560,263

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$101,259	$103,253	$101,781	$100,995
Accrued liabilities	103,714	116,225	102,890	115,425
Total Current Liabilities	204,973	219,478	204,671	216,420
Long-term debt	1,224,080	1,192,352	1,147,515	1,118,273
Other liabilities	39,344	35,612	31,309	27,577
Total Liabilities	1,468,397	1,447,442	1,383,495	1,362,270
Commitments and contingencies (Note 11)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,465,832 shares issued and outstanding on June 30,
2010, and 52,374,647 shares issued and outstanding on
December 31, 2009)	525	524	n/a	n/a
Paid-in-capital	213,177	212,381	317,819	317,023
Retained deficit	(171,978)	(74,045)	(200,650)	(105,461)
Accumulated other comprehensive loss	(14,686)	(13,569)	(14,686)	(13,569)
Total Equity	27,038	125,291	102,483	197,993
Total Liabilities and Equity	$1,495,435	$1,572,733	$1,485,978	$1,560,263

Included in the balance sheet line items above are related-party balances as follows:
Accounts receivable	$12,548	$7,785	$12,548	$7,785
Accounts payable	646	498	646	498

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars, except per share data)	2010	2009	2010	2009
Net sales	$401,047	$298,115	$764,693	$585,189
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	364,458	298,548	701,204	567,488
Depreciation, amortization, and depletion	32,787	33,032	64,929	67,355
Selling, general, and administrative expenses	16,559	14,904	32,828	30,291
Restructuring and other charges	-	103	-	274
Operating loss	(12,757)	(48,472)	(34,268)	(80,219)
Interest income	(23)	(21)	(62)	(79)
Interest expense	31,872	28,497	64,194	55,582
Other income, net	(223)	(66,691)	(467)	(180,008)
Net income (loss)	$(44,383)	$(10,257)	$(97,933)	$44,286

Earnings (loss) per common share
Basic	$(0.85)	$(0.20)	$(1.87)	$0.85
Diluted	$(0.85)	$(0.20)	$(1.87)	$0.85
Weighted average common shares outstanding
Basic	52,465,832	52,046,647	52,423,784	52,046,647
Diluted	52,465,832	52,046,647	52,423,784	52,046,647
Included in the financial statement line items above are related-party transactions as follows (Notes 9 and 10):
Net sales	$38,866	$26,618	$71,020	$53,398
Purchases included in cost of products sold	1,518	964	2,906	2,084

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$401,047	$298,115	$764,693	$585,189
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	364,458	298,548	701,204	567,488
Depreciation, amortization, and depletion	32,787	33,032	64,929	67,355
Selling, general, and administrative expenses	16,559	14,880	32,776	30,102
Restructuring and other charges	-	103	-	274
Operating loss	(12,757)	(48,448)	(34,216)	(80,030)
Interest income	(23)	(21)	(62)	(79)
Interest expense	30,502	26,598	61,503	51,314
Other income, net	(223)	(46,201)	(468)	(159,518)
Net income (loss)	$(43,013)	$(28,824)	$(95,189)	$28,253

Included in the financial statement line items above are related-party transactions as follows (Notes 9 and 10):
Net sales	$38,866	$26,618	$71,020	$53,398
Purchases included in cost of products sold	1,518	964	2,906	2,084

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED JUNE 30, 2010 AND 2009

					Accumulated
					Other
					Comprehensive
	Common	Common	Paid-in-	Retained	Income	Total
(In thousands of U.S. dollars)	Shares	Stock	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2009	52,046	$520	$211,752	$(180,048)	$(42,271)	$(10,047)
Net income	-	-	-	44,286	-	44,286
Other comprehensive income:
Net unrealized losses on derivative financial
instruments, net of reclassification of $25.0
million of net losses included in net income	-	-	-	-	14,369	14,369
Defined benefit pension plan:
Net actuarial loss	-	-	-	-	158	158
Prior service cost amortization	-	-	-	-	436	436
Total other comprehensive income	-	-	-	-	14,963	14,963
Comprehensive income	-	-	-	44,286	14,963	59,249
Equity award expense	-	-	158	-	-	158
Ending Balance - June 30, 2009	52,046	$520	$211,910	$(135,762)	$(27,308)	$49,360

Beginning Balance - January 1, 2010	52,374	$524	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	(97,933)	-	(97,933)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $4.0
million of net losses included in net loss	-	-	-	-	(2,054)	(2,054)
Defined benefit pension plan:
Net actuarial loss	-	-	-	-	45	45
Prior service cost amortization	-	-	-	-	892	892
Total other comprehensive loss	-	-	-	-	(1,117)	(1,117)
Comprehensive loss	-	-	-	(97,933)	(1,117)	(99,050)
Common stock issued for restricted stock	90	1	(1)	-	-	-
Stock option exercise	1	-	-	-	-	-
Equity award expense	-	-	797	-	-	797
Ending Balance - June 30, 2010	52,465	$525	$213,177	$(171,978)	$(14,686)	$27,038

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED JUNE 30, 2010 AND 2009

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(In thousands of U.S. dollars)	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2009	$301,110	$(167,135)	$(42,271)	$91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(11,158)	-	(11,158)
Net income	-	28,253	-	28,253
Other comprehensive income:
Net unrealized losses on derivative financial instruments, net of
reclassification of $25.0 million of net losses included in net income	-	-	14,369	14,369
Defined benefit pension plan:
Net actuarial loss	-	-	158	158
Prior service cost amortization	-	-	436	436
Total other comprehensive income	-	-	14,963	14,963
Comprehensive income	-	28,253	14,963	43,216
Equity award expense	158	-	-	158
Ending Balance - June 30, 2009	$316,549	$(153,609)	$(27,308)	$135,632

Beginning Balance - January 1, 2010	$317,023	$(105,461)	$(13,569)	$197,993
Net loss	-	(95,189)	-	(95,189)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $4.0 million of net losses included in net loss	-	-	(2,054)	(2,054)
Defined benefit pension plan:
Net actuarial loss	-	-	45	45
Prior service cost amortization	-	-	892	892
Total other comprehensive loss	-	-	(1,117)	(1,117)
Comprehensive loss	-	(95,189)	(1,117)	(96,306)
Equity award expense	796	-	-	796
Ending Balance - June 30, 2010	$317,819	$(200,650)	$(14,686)	$102,483

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(97,933)	$44,286	$(95,189)	$28,253
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation, amortization, and depletion	64,929	67,355	64,929	67,355
Amortization of debt issuance costs	2,759	2,970	2,579	2,684
Accretion of discount on long-term debt	1,805	208	1,805	208
Gain on early extinguishment of debt	(253)	(34,237)	(254)	(13,747)
(Gain) loss on disposal of fixed assets	(107)	60	(107)	60
Equity award expense	797	158	796	158
Change in unrealized losses on derivatives, net	-	14,174	-	14,174
Other - net	(745)	176	(745)	176
Changes in assets and liabilities:
Accounts receivable	(24,251)	(31,599)	(24,223)	(31,599)
Inventories	28,287	5,386	28,287	5,386
Prepaid expenses and other assets	12,407	(6,100)	11,807	(6,100)
Accounts payable	(1,993)	(29,009)	785	(28,019)
Accrued liabilities	(7,043)	(26,995)	(9,551)	(30,977)
Net cash provided by (used in) operating activities	(21,341)	6,833	(19,081)	8,012
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	268	-	268	-
Capital expenditures	(22,447)	(25,523)	(22,447)	(25,523)
Net cash used in investing activities	(22,179)	(25,523)	(22,179)	(25,523)
Cash Flows From Financing Activities:
Proceeds from long-term debt	27,438	352,838	27,438	352,838
Debt issuance costs	(1,174)	(9,915)	(1,174)	(9,915)
Repayments of long-term debt	-	(303,241)	-	(302,726)
Cash distributions	-	-	-	(11,158)
Net cash provided by financing activities	26,264	39,682	26,264	29,039
Change in cash and cash equivalents	(17,256)	20,992	(14,996)	11,528
Cash and cash equivalents at beginning of period	152,097	119,542	149,762	119,520
Cash and cash equivalents at end of period	$134,841	$140,534	$134,766	$131,048

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010, AND
DECEMBER 31, 2009, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

Included in this quarterly report are the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009.  The December 31, 2009, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their Annual Reports on Form 10-K for the year ended December 31, 2009.

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

Other new accounting pronouncements issued but not effective until after June 30, 2010, are not expected to have a significant effect on our consolidated financial statements.

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

	VERSO PAPER		VERSO PAPER
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss) available to common shareholders	$(44,383)	$(10,257)	$(97,933)	$44,286

Weighted average common stock outstanding	52,047	52,047	52,047	52,047
Weighted average restricted stock	419	-	376	-
Weighted average common shares outstanding - basic	52,466	52,047	52,423	52,047

Dilutive shares from stock options	-	-	-	-
Weighted average common shares outstanding - diluted	52,466	52,047	52,423	52,047

Basic earnings (loss) per share	$(0.85)	$(0.20)	$(1.87)	$0.85

Diluted earnings (loss) per share	$(0.85)	$(0.20)	$(1.87)	$0.85

For the three months ended June 30, 2010, 1,426,659 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $2.76 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the six months ended June 30, 2010, 1,301,777 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.35 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three months ended June 30, 2009, 152,233 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $1.09 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on the net loss per common share.  For the six months ended June 30, 2009, 100,697 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $1.10 were excluded from the diluted earnings per share calculation as including such shares would have been antidilutive.

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

Inventories by major category include the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2010	2009
Raw materials	$24,972	$28,923
Woodyard logs	3,944	4,463
Work-in-process	19,405	27,472
Finished goods	59,791	75,379
Replacement parts and other supplies	26,003	26,164
Inventories	$134,115	$162,401

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

On June 30, 2010, the Company had $0.8 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Six Months Ended June 30,
(In thousands of U.S. dollars)	2010	2009
Asset retirement obligations, January 1	$13,300	$14,028
Accretion expense	411	395
Settlement of existing liabilities	(297)	(1,073)
Adjustment to existing liabilities	807	611
Asset retirement obligations, June 30	$14,221	$13,961

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For both the three-month and six-month periods ended June 30, 2010, interest costs of $0.3 million were capitalized.  For the three-month and six-month periods ended June 30, 2009, interest costs of $0.2 million and $0.4 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $32.1 million and $63.5 million for the three-month and six-month periods ended June 30, 2010, respectively, compared to $31.4 million and $62.9 million for the three-month and six-month periods ended June 30, 2009, respectively.

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of
$5.1 million at June 30, 2010, and $4.6 million at December 31, 2009	$8,145	$8,720	$8,145	$8,720
Patents, net of accumulated amortization of $0.4 million at
June 30, 2010, and $0.4 million at December 31, 2009	698	755	698	755
Total amortizable intangible assets	8,843	9,475	8,843	9,475

Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473

Other assets:
Financing costs, net of accumulated amortization of $17.0 million at June 30, 2010, and $14.3 million at December 31, 2009, for
Verso Paper Corp., and net of accumulated amortization of
$15.8 million at June 30, 2010, and $13.2 million at
December 31, 2009, for Verso Paper Holdings LLC	27,644	29,229	26,714	28,119
Deferred major repair	10,234	8,787	10,234	8,787
Deferred software cost, net of accumulated amortization of
$3.1 million at June 30, 2010, and $2.9 million at December 31, 2009	866	1,354	866	1,354
Replacement parts, net	3,355	3,806	3,355	3,806
Other	6,483	13,882	6,483	13,882
Total other assets	48,582	57,058	47,652	55,948
Intangibles and other assets	$78,898	$88,006	$77,968	$86,896

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Intangible amortization	$287	$353	$632	$707
Software amortization	315	438	670	878

The estimated future amortization expense for intangible assets over the next five years is as follows:

(In thousands of U.S. dollars)
Remainder of 2010	$632
2011	1,065
2012	915
2013	815
2014	715

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

		June 30, 2010			December 31, 2009
	Original	Interest		Fair		Fair
(In thousands of U.S. dollars)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
First Priority Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
Senior Secured Notes - fixed (1)	7/1/2014	11.50%	330,219	383,250	300,977	357,500
Second Priority Senior Secured Notes - fixed	8/1/2014	9.13%	337,080	322,754	337,080	321,911
Second Priority Senior Secured Notes - floating	8/1/2014	4.09%	180,216	153,184	180,216	142,371
Senior Subordinated Notes	8/1/2016	11.38%	300,000	253,500	300,000	241,500
Total Debt for Verso Paper Holdings LLC			1,147,515	1,112,688	1,118,273	1,063,282

Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.68%	76,565	32,157	74,079	31,113
Total Debt For Verso Paper Corp.			$1,224,080	$1,144,845	$1,192,352	$1,094,395
-------------------
(1) Par value of $350,000 at June 30, 2010, and $325,000 at December 31, 2009.

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Interest expense	$30,771	$27,254	$61,776	$53,031
Cash interest paid	2,225	8,193	58,099	47,257
Debt issuance cost amortization (1)	1,405	1,479	2,759	2,981

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Interest expense	$29,491	$25,492	$59,265	$49,049
Cash interest paid	2,225	8,193	58,099	47,257
Debt issuance cost amortization (1)	1,315	1,331	2,579	2,684
-------------------
(1) Amortization of debt issuance cost is included in interest expense.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  During the second quarter of 2009, the Company repurchased $26.7 million of the term loan for a total purchase price of $5.7 million, which resulted in a gain of $20.5 million, net of the write-off of unamortized debt issuance costs.  The net gain was recognized in Other income on the condensed consolidated statements of operations.  As of June 30, 2009, $5.2 million was included in Accounts payable on the condensed consolidated balance sheet for repurchases of the term loan that had not settled.  The term loan allows Verso Finance to pay interest either in cash or in-kind, or “PIK,” through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $2.5 million and $5.8 million of interest payments due in the first six months of 2010 and 2009, respectively.

On January 15, 2010, Verso Holdings issued $25.0 million aggregate principal amount of its 11.5% senior secured notes due July 1, 2014, under the same indenture that it issued $325.0 million aggregate principal amount of the 11.5% senior secured notes in June 2009.  The additional $25 million of senior secured notes issued in January 2010 were treated as a single series with and have the same terms as the $325 million of senior secured notes issued in June 2009.  The senior secured notes are secured by substantially all of the property and assets of Verso Holdings and its subsidiaries.  The senior secured notes are secured on a ratable and pari passu basis with Verso Holdings’ revolving credit facility.  The net proceeds of the issuance of the senior secured notes in January 2010, including premium and after deducting underwriting fees and offering expenses, were $26.3 million.

During the second quarter of 2009, the Company repurchased and retired $23.5 million of Verso Holdings’ second priority senior secured floating-rate notes due August 1, 2014, and recognized a gain of $11.6 million, net of the write-off of unamortized debt issuance costs.  For the six months ended June 30, 2009, the Company repurchased and retired $35.5 million of these notes and recognized a gain of $20.5 million, net of the write-off of unamortized debt issuance costs.  In addition, the Company recognized a loss of $0.8 million related to the de-designation of the interest rate swap hedging the interest payments on the retired debt.  The results were recognized in Other income, net on the condensed consolidated statements of operations.

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

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  For the three months and six months ended June, 30, 2010, the Company made contributions of $1.5 million attributable to the 2010 plan year.  The Company made an additional contribution of $1.5 million in July 2010 attributable to the 2010 plan year.  For the three months ended June 30, 2009, the Company made contributions of $1.5 million attributable to the 2009 plan year.  For the six months ended June 30, 2009, contributions totaled $2.1 million, with $1.9 million attributable to the 2009 plan year and $0.2 million attributable to the 2008 plan year.  The Company expects to make additional contributions of $2.0 million in 2010, with $0.5 million related to the 2009 plan year and $1.5 million related to the 2010 plan year.

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

The following table summarizes the components of net periodic expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,527	$1,592	$3,054	$3,184
Interest cost	522	381	1,044	762
Expected return on plan assets	(463)	(309)	(925)	(618)
Amortization of prior service cost	446	218	892	436
Actuarial loss	23	79	45	158
Net periodic benefit cost	$2,055	$1,961	$4,110	$3,922

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

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of June 30, 2010.

(In thousands of U.S. dollars)	Total	Level 1	Level 2 (1)	Level 3
Assets
Corporate/Government bond fund	$11,867	$-	$11,867	$-
Large capital equity	5,713	-	5,713	-
International equity	3,535	-	3,535	-
Small capital equity	1,025	-	1,025	-
Fixed income fund	1,105	-	1,105	-
Total assets at fair value on June 30, 2010	$23,245	$-	$23,245	$-
-------------------
(1) Based on the net asset value of units held by the plan at quarter end.

Other Benefits

The Company sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax basis to the plan.  As determined by the provisions of the plan, the Company matches the employees’ basic voluntary contributions; however, on April 3, 2009, in response to the challenging economic conditions, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees.  Effective January 2, 2010, the Company reinstated matching contributions for exempt and non-exempt salaried employees in accordance with the formula previously in effect (70% of the first 4% of the participant’s compensation contributed to the plan, plus 60% of the next 4% of the participant’s compensation contributed to the plan.  For the three months ended June 30, 2010, such contributions to the plan totaled approximately $0.8 million compared to no contributions made in the three months ended June 30, 2009.  For the first half of 2010, such contributions to the plan totaled approximately $1.7 million compared to $1.2 million for the first half of 2009.

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

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap hedging the cash flow exposure of the quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) on its second priority senior secured floating-rate notes.  During the first quarter of 2009, the Company repurchased $12.0 million of the hedged notes and de-designated the portion of the swap hedging the interest payments on this portion of the debt.  During the second quarter of 2009, the Company repurchased an additional $23.5 million of the hedged notes and de-designated the remainder of the interest rate swap.  During the three months and six months ended June 30, 2009, $0.6 million and $0.8 million of losses, respectively, were recognized in Other income, net on the condensed consolidated statements of operations.  By the end of 2009, the Company had repurchased $69.8 million of the hedged notes and de-designated the interest-rate swap in full.  During the six months ended June 30, 2010, $0.3 million of losses were recognized in Other income, net.  The swap expired on February 1, 2010.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	June 30, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	4,468,278	$85	$3,901	5,430,707	$560	$2,132	Other assets/ Accrued liabilties
Derivatives not designated as hedging instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	$-	-	-	$250,000	-	1,573	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
	At	At	Six Months Ended		Gain (Loss)
	June 30,	December 31,	June 30,		on Statements
(dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps (1)	$(3,807)	$(1,514)	$(3,714)	$(23,431)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	-	(281)	(281)	(1,594)	Interest expense

-------------------
(1)	Net losses at June 30, 2010 are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 13 months.

			Gain (Loss) Recognized
	Gain (Loss) Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Six Months Ended June 30,				on Statements
(dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(48)	$(2,782)	$(17)	$(57)	Cost of products sold
Derivatives not designated as hedging
instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	-	(784)	-	-	Interest expense/ Other income, net

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

▪ Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
At June 30, 2010
Assets:
Deferred compensation assets (1)	$1,350	$1,350	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	243	-	243	-
Commodity swaps (1)	85	-	85	-
Liabilities:
Commodity swaps (1)	$3,901	$-	$3,901	$-
Deferred compensation liabilities (1)	1,350	1,350	-	-
At December 31, 2009
Assets:
Deferred compensation assets (1)	$643	$643	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	248	-	248	-
Commodity swaps (1)	560	-	560	-
Liabilities:
Commodity swaps (1)	$2,132	$-	$2,132	$-
Interest rate swaps (2)	1,573	-	1,573	-
Deferred compensation liabilities (1)	643	643	-	-
-------------------
(1) Based on observable market data.
(2) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the six months ended June 30, 2010 or 2009.

9.  RELATED PARTY TRANSACTIONS

The Company had net sales to International Paper of $38.8 million and $71.0 million for the three-month and six-month periods ended June 30, 2010, respectively, compared to $26.6 million and $53.4 million for the three-month and six-month periods ended June 30, 2009, respectively.  International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC), is our largest customer and accounted for approximately 9% of our net sales in the first half of 2010 and 2009.  The Company had purchases from International Paper, included in cost of products sold, of $1.5 million and $2.9 million for the three-month and six-month periods ended June 30, 2010, respectively, compared to $1.0 million and $2.1 million for the three-month and six-month periods ended June 30, 2009, respectively.

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

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $2.5 million and $5.8 million of interest payments due in the first six months of 2010 and 2009, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distribution from Verso Holdings.  Verso Holdings made no distributions to Verso Finance for the six months ended June 30, 2010 and made negligible distributions to Verso Finance in the first six months of 2009.  Verso Holdings has no obligation to make distributions to Verso Finance.  During the first half of 2009, Verso Holdings contributed $10.0 million to Verso Finance One to fund purchases of Verso Finance’s term loan.  For the six months ended June 30, 2009, Verso Finance One purchased $26.7 million of the term loan for a total purchase price of $5.7 million.  As of June 30, 2010, Verso Holdings had $0.5 million in accounts payable due to Verso Paper.  During the first half of 2009, Verso Holdings paid $1.1 million of expenses on behalf of Verso Paper.  During the first quarter of 2009, Verso Paper pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to Verso Paper LLC using a carryover basis.

10.  RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the Acquisition and carve out of our operations from those of International Paper, including consulting and legal fees, and other one-time costs related to us operating as a stand-alone business.  There were no restructuring charges in the first half of 2010, compared to $0.1 million and $0.3 million of restructuring charges for the three-month and six-month periods ended June 30, 2009, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Company has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  As of June 30, 2010, the Company had $0.2 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheets.

Alternative Fuel Tax Credit — Until December 31, 2009, the United States government provided an excise tax credit for companies that use alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  Accordingly, during the six months ended June 30, 2009, the Company recognized $143.6 million of alternative fuel mixture tax credits for the period from September 2008 through June 2009, including a receivable of $18.4 million for claims pending at June 30, 2009.  These credits were recognized in Other income, net on the condensed consolidated statement of operations, net of $1.2 million of associated expenses.  At December 31, 2009, $10.4 million for claims pending was recognized in Accounts receivable – net on the condensed consolidated balance sheets.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we did not recognize any benefit from this tax credit in the first half of 2010 and no receivables were outstanding as of June 30, 2010.

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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2010 and 2009:

	VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net Sales:
Coated and supercalendered	$316,795	$256,746	$619,573	$512,723
Hardwood market pulp	41,572	28,084	78,986	45,758
Other	42,680	13,285	66,134	26,708
Total	$401,047	$298,115	$764,693	$585,189

Operating Income (Loss):
Coated and supercalendered	$(21,425)	(36,621)	$(47,095)	(57,173)
Hardwood market pulp	13,536	(9,862)	21,168	(18,749)
Other	(4,868)	(1,989)	(8,341)	(4,297)
Total	$(12,757)	$(48,472)	$(34,268)	$(80,219)

Depreciation, Amortization, and Depletion:
Coated and supercalendered	$25,281	$27,496	$51,089	$56,398
Hardwood market pulp	4,688	4,555	9,341	8,869
Other	2,818	981	4,499	2,088
Total	$32,787	$33,032	$64,929	$67,355

Capital Spending:
Coated and supercalendered	$11,258	$10,966	$17,569	$21,274
Hardwood market pulp	2,251	2,023	3,924	3,364
Other	503	616	954	885
Total	$14,012	$13,605	$22,447	$25,523

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net Sales:
Coated and supercalendered	$316,795	$256,746	$619,573	$512,723
Hardwood market pulp	41,572	28,084	78,986	45,758
Other	42,680	13,285	66,134	26,708
Total	$401,047	$298,115	$764,693	$585,189

Operating Income (Loss):
Coated and supercalendered	(21,425)	(36,597)	(47,043)	(56,984)
Hardwood market pulp	13,536	(9,862)	21,168	(18,749)
Other	(4,868)	(1,989)	(8,341)	(4,297)
Total	$(12,757)	$(48,448)	$(34,216)	$(80,030)

Depreciation, amortization, and depletion:
Coated and supercalendered	$25,281	$27,496	$51,089	$56,398
Hardwood market pulp	4,688	4,555	9,341	8,869
Other	2,818	981	4,499	2,088
Total	$32,787	$33,032	$64,929	$67,355

Capital Spending:
Coated and supercalendered	$11,258	$10,966	$17,569	$21,274
Hardwood market pulp	2,251	2,023	3,924	3,364
Other	503	616	954	885
Total	$14,012	$13,605	$22,447	$25,523

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Intercompany Eliminations column.

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

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
June 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$401,220	$-	$401,220
Property, plant, and equipment, net	-	-	982,926	-	982,926
Intercompany receivable	1,222,839	-	-	(1,222,839)	-
Investment in subsidiaries	75,769	-	-	(75,769)	-
Non-current assets	-	-	101,832	-	101,832
Total assets	$1,298,608	$-	$1,485,978	$(1,298,608)	$1,485,978

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$48,610	$-	$156,061	$-	$204,671
Intercompany payable	-	-	1,222,839	(1,222,839)	-
Long-term debt	1,147,515	-	-	-	1,147,515
Other long-term liabilities	-	-	31,309	-	31,309
Member's equity	102,483	-	75,769	(75,769)	102,483
Total liabilities and member's equity	$1,298,608	$-	$1,485,978	$(1,298,608)	$1,485,978

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$426,837	$-	$426,837
Property, plant, and equipment, net	-	-	1,022,622	-	1,022,622
Intercompany receivable	1,195,660	-	-	(1,195,660)	-
Investment in subsidiaries	169,874	-	-	(169,874)	-
Non-current assets	-	-	110,804	-	110,804
Total assets	$1,365,534	$-	$1,560,263	$(1,365,534)	$1,560,263

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$49,268	$-	$167,152	$-	$216,420
Intercompany payable	-	-	1,195,660	(1,195,660)	-
Long-term debt	1,118,273	-	-	-	1,118,273
Other long-term liabilities	-	-	27,577	-	27,577
Member's equity	197,993	-	169,874	(169,874)	197,993
Total liabilities and member's equity	$1,365,534	$-	$1,560,263	$(1,365,534)	$1,560,263

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$401,047	$-	$401,047

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	364,458	-	364,458
Depreciation, amortization, and depletion	-	-	32,787	-	32,787
Selling, general, and administrative expenses	-	-	16,559	-	16,559
Interest income	(30,795)	-	(23)	30,795	(23)
Interest expense	30,795	-	30,502	(30,795)	30,502
Other income, net	-	-	(223)	-	(223)
Equity in net loss of subsidiaries	(43,013)	-	-	43,013	-
Net loss	$(43,013)	$-	$(43,013)	$43,013	$(43,013)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$764,693	$-	$764,693

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	701,204	-	701,204
Depreciation, amortization, and depletion	-	-	64,929	-	64,929
Selling, general, and administrative expenses	-	-	32,776	-	32,776
Interest income	(61,288)	-	(62)	61,288	(62)
Interest expense	61,288	-	61,503	(61,288)	61,503
Other income, net	(255)	-	(468)	255	(468)
Equity in net loss of subsidiaries	(95,189)	-	-	95,189	-
Net loss	$(94,934)	$-	$(95,189)	$94,934	$(95,189)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$298,115	$-	$298,115

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	298,548	-	298,548
Depreciation, amortization, and depletion	-	-	33,032	-	33,032
Selling, general, and administrative expenses	-	-	14,880	-	14,880
Restructuring and other charges	-	-	103	-	103
Interest and dividend income	(26,516)	-	(21)	26,516	(21)
Interest expense	26,516	-	26,598	(26,516)	26,598
Other income, net	22,650	-	(46,201)	(22,650)	(46,201)
Equity in net loss of subsidiaries	(28,824)	-	-	28,824	-
Net loss	$(51,474)	$-	$(28,824)	$51,474	$(28,824)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$585,189	$-	$585,189

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	567,488	-	567,488
Depreciation, amortization, and depletion	-	-	67,355	-	67,355
Selling, general, and administrative expenses	-	-	30,102	-	30,102
Restructuring and other charges	-	-	274	-	274
Interest and dividend income	(50,834)	-	(79)	50,834	(79)
Interest expense	50,834	-	51,314	(50,834)	51,314
Other income, net	13,747	-	(159,518)	(13,747)	(159,518)
Equity in net income of subsidiaries	28,253	-	-	(28,253)	-
Net income	$14,506	$-	$28,253	$(14,506)	$28,253

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(19,081)	$-	$(19,081)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	268	-	268
Capital expenditures	-	-	(22,447)	-	(22,447)
Net cash used in investing activities	-	-	(22,179)	-	(22,179)
Cash flows from financing activities:
Debt issuance costs	(1,174)	-	-	-	(1,174)
Advances to subsidiaries	(26,264)	-	26,264	-	-
Proceeds from long-term debt	27,438	-	-	-	27,438
Net cash provided by financing activities	-	-	26,264	-	26,264
Change in cash and cash equivalents	-	-	(14,996)	-	(14,996)
Cash and cash equivalents at beginning of period	-	-	149,762	-	149,762
Cash and cash equivalents at end of period	$-	$-	$134,766	$-	$134,766

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$8,012	$-	$8,012
Cash flows from investing activities:
Capital expenditures	-	-	(25,523)	-	(25,523)
Investment in subsidiaries	(21,363)	-	21,363	-	-
Return of investment in subsidiaries	11,158	-	(11,158)	-	-
Net cash used in investing activities	(10,205)	-	(15,318)	-	(25,523)
Cash flows from financing activities:
Debt issuance costs	(9,915)	-	-	-	(9,915)
Cash distributions	(11,158)	-	-	-	(11,158)
Advances to subsidiaries	(342,922)	-	342,922	-	-
Repayment of advances to subsidiaries	324,088	-	(324,088)	-	-
Proceeds from long-term debt	352,838	-	-	-	352,838
Payments on long-term debt	(302,726)	-	-	-	(302,726)
Net cash provided by financing activities	10,205	-	18,834	-	29,039
Change in cash and cash equivalents	-	-	11,528	-	11,528
Cash and cash equivalents at beginning of period	-	-	119,520	-	119,520
Cash and cash equivalents at end of period	$-	$-	$131,048	$-	$131,048

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct mail advertising.  We are one of North America’s largest producers of coated groundwood paper which is used primarily for catalogs and magazines.  We are also a low cost producer of coated freesheet paper which is used primarily for annual reports, brochures, and magazine covers.  In addition, we have a strategic presence in supercalendered paper which is primarily used for retail inserts and specialty papers.  We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Paper’s indirect, wholly-owned subsidiary, Verso Holdings, in all material respects, except for Verso Paper’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

Financial Summary

Coated paper shipments for the second quarter of 2010 increased 4% compared to the first quarter of 2010 and improved significantly, increasing 41%, compared to the second quarter of 2009.  Year over year market conditions have improved due to an improving economy, permanent and temporary capacity reductions in the industry, and new product development initiatives.  Coated paper prices for the second quarter of 2010 increased 1.0% from the first quarter of 2010 as we began to implement previously announced price increases totaling $70 to $90 per ton.  However, coated paper prices for the second quarter of 2010 were below last year’s second quarter levels as prices declined throughout 2009 due to weak demand resulting from the global economic recession.

Our net sales for the second quarter of 2010 increased $103.0 million, or 34.5%, as sales volume grew 36.0% compared to last year’s second quarter.  Compared to the first quarter of 2010, net sales for the second quarter of 2010 increased 10.3% as sales volume grew 6.9%.  The average sales price for all of our products decreased 1.1% from the second quarter of 2009; however, on a sequential quarter basis our average sales price for all of our products increased 3.2% as coated paper prices began to increase and the average sales price for pulp continued to rise.  Verso’s gross margin was 9.1% for the second quarter of 2010 compared to (0.1)% for the same period in 2009.  The improvement in our gross margin reflects no market-related downtime taken in the second quarter of 2010 compared to over 153,000 tons of market downtime taken in the second quarter of 2009, which resulted in $33.5 million of unabsorbed costs.

We continue to assess and implement, as appropriate, various cost reduction initiatives. Our company-wide cost reduction program produced approximately $10 million of savings during the second quarter of 2010.  Management expects this program to yield an additional $31 million in cost reductions over the next twelve months and continues to search for and develop additional cost savings opportunities.  Included in this program are productivity improvements, material usage reductions, energy usage reductions, labor cost savings, material and chemical substitution, and workforce planning improvements.

We also continue to develop and execute our renewable energy strategies.  In the first half of 2010, we received $2.1 million in reimbursements from a $9.3 million American Recovery and Reinvestment Act of 2009 grant for the deployment of waste energy recovery technologies.  In addition, we announced the launch of a $43 million renewable energy project at our mill in Quinnesec, Michigan, which will position the mill to meet more than 95% of its energy needs using renewable biomass sources.

Included in our results for the second quarter and first half of 2009 were $37.8 million and $142.4 million, respectively, in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009, we did not recognize any benefit from this tax credit in 2010.  Additionally, for the second quarter and first half of 2009, we recognized $25.5 million and $34.2 million, respectively, in pre-tax net gains from the early retirement of debt at a discount.

Results of Operations

The following tables provide the results of operations of Verso Paper and Verso Holdings for the periods indicated.

VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$401,047	$298,115	$764,693	$585,189
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	364,458	298,548	701,204	567,488
Depreciation, amortization, and depletion	32,787	33,032	64,929	67,355
Selling, general, and administrative expenses	16,559	14,904	32,828	30,291
Restructuring and other charges	-	103	-	274
Operating loss	(12,757)	(48,472)	(34,268)	(80,219)
Interest income	(23)	(21)	(62)	(79)
Interest expense	31,872	28,497	64,194	55,582
Other income, net	(223)	(66,691)	(467)	(180,008)
Net income (loss)	$(44,383)	$(10,257)	$(97,933)	$44,286

VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$401,047	$298,115	$764,693	$585,189
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	364,458	298,548	701,204	567,488
Depreciation, amortization, and depletion	32,787	33,032	64,929	67,355
Selling, general, and administrative expenses	16,559	14,880	32,776	30,102
Restructuring and other charges	-	103	-	274
Operating loss	(12,757)	(48,448)	(34,216)	(80,030)
Interest income	(23)	(21)	(62)	(79)
Interest expense	30,502	26,598	61,503	51,314
Other income, net	(223)	(46,201)	(468)	(159,518)
Net income (loss)	$(43,013)	$(28,824)	$(95,189)	$28,253

Second Quarter of 2010 Compared to Second Quarter of 2009

Net Sales.  Net sales for the second quarter of 2010 increased 34.5% to $401.1 million from $298.1 million in the second quarter of 2009 primarily due to a 36.0% increase in total sales volume, which reflects the improved economic conditions.  The average sales price per ton for all of our products decreased 1.1% from the second quarter of 2009.

Net sales for our coated and supercalendered papers segment increased 23.4% in the second quarter of 2010 to $316.8 million from $256.7 million for the same period in 2009 as the positive impact of a 40.7% increase in paper sales volume was partially offset by a 12.3% decrease in the average paper sales price per ton.  Average sales prices for coated papers decreased steadily throughout 2009 in response to weak demand.  On a sequential quarter basis, average sales prices for coated papers increased 1.0% as we began to implement price increases.

Net sales for our market pulp segment increased 48.0% to $41.6 million in the second quarter of 2010 from $28.1 million for the same period in 2009.  This improvement reflects an 88.7% increase in average sales price per ton, the effects of which were partially offset by a 21.5% decline in sales volume, compared to the second quarter of 2009.

Net sales for our other segment increased 221.3% to $42.7 million in the second quarter of 2010 from $13.3 million in the second quarter of 2009.  The improvement in 2010 is due to a 255.4% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  Average sales price per ton decreased 9.6% compared to the second quarter of 2009, primarily due to changes in the mix of products being sold.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $397.2 million in the second quarter of 2010 compared to $331.5 million for the same period in 2009, primarily reflecting the increase in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 9.1% for the second quarter of 2010 compared to (0.1)% for the second quarter of 2009.  The compression in gross margin during the second quarter of 2009 reflects $33.5 million of unabsorbed costs resulting from over 153,000 tons of market downtime.  Depreciation, amortization, and depletion expenses were $32.8 million in the second quarter of 2010 compared to $33.0 million in the second quarter of 2009.

Selling, general, and administrative.  Selling, general, and administrative expenses were $16.6 million in the second quarter of 2010 compared to $14.9 million for the same period in 2009.

Interest expense. Interest expense for the second quarter of 2010 was $31.9 million compared to $28.5 million for the same period in 2009.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in the second quarter of 2010.

Other income.  Other income was $0.3 million for the second quarter of 2010, compared to $66.7 million for the second quarter of 2009.  Included in the results for 2009 were $37.8 million in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009, we did not recognize any benefit from this tax credit in the second quarter of 2010.  Verso also recognized $25.5 million in pre-tax net gains from the early retirement of debt at a discount in the second quarter of 2009.

First Six Months of 2010 Compared to First Six Months of 2009

Net Sales.  Net sales for the six months ended June 30, 2010, increased 30.7% to $764.7 million from $585.2 million as total sales volume increased 42.4% compared to last year, reflecting improved economic conditions.  This increase was partially offset by an 8.3% decline in the average sales price per ton for all of our products, primarily reflecting the decline of coated paper prices throughout 2009.

Net sales for our coated and supercalendered papers segment increased 20.8% to $619.6 million for the six months ended June 30, 2010, from $512.7 million for the six months ended June 30, 2009.  This improvement reflects a 43.3% increase in paper sales volume, while the average paper sales price per ton for the six months ended June 30, 2010, decreased 15.7% compared to the same period last year.

Net sales for our market pulp segment increased 72.6% to $79.0 million for the six months ended June 30, 2010, from $45.8 million for the same period in 2009.  This increase was due to a 62.1% increase in average sales price per ton combined with a 6.5% increase in sales volume compared to the six months ended June 30, 2009.

Net sales for our other segment increased 147.6% to $66.1 million for the six months ended June 30, 2010, from $26.7 million for the six months ended June 30, 2009.  The improvement in 2010 is due to a 174.9% increase in sales volume, reflecting the development of new paper product offerings for our customers.  Partially offsetting this increase was a 9.9% decrease in the average sales price per ton compared to the six months ended June 30, 2009.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, increased 20.7% to $766.1 million for the six months ended June 30, 2010, compared to $634.8 million for the same period last year, primarily reflecting the increase in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 8.3% for the six months ended June 30, 2010, compared to 3.0% for the six months ended June 30, 2009, reflecting $64.8 million of unabsorbed costs resulting from approximately 290,000 tons of market downtime taken during the six months ended June 30, 2009.  Depreciation, amortization, and depletion expenses were $64.9 million for the six months ended June 30, 2010, compared to $67.3 million for the six months ended June 30, 2009.

Selling, general, and administrative.  Selling, general, and administrative expenses were $32.8 million for the six months ended June 30, 2010, compared to $30.3 million for the same period in 2009.

Interest expense. Interest expense for the six months ended June 30, 2010 was $64.2 million compared to $55.6 million for the same period in 2009.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in 2010.

Other income.  Other income was $0.5 million for the six months ended June 30, 2010 compared to $180.0 million for the six months ended June 30, 2009.  Included in the results for 2009 were $142.4 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $34.2 million in net gains related to the early retirement of debt.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, make scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, given the uncertainty of the current economic environment, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As of June 30, 2010, $151.8 million was available for future borrowing under our revolving credit facility.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program which produced approximately $10 million of savings in the second quarter of 2010, and $19 million in the first half of 2010, compared to approximately $16 million in the second quarter of 2009, and $26 million in the first half of 2009.  Management expects this program to yield an additional $31 million in cost reductions over the next twelve months and continues to search for and develop additional cost savings measures.

Net cash flows from operating activities.  Verso Paper’s net cash used in operating activities of $21.3 million for the six months ended June 30, 2010, was primarily attributable to net losses of $97.9 million net of non-cash depreciation, amortization, depletion and accretion charges of $69.5 million.  Net cash provided by operating activities of $6.8 million for the six months ended June 30, 2009, was primarily due net income of $44.3 million for the six months ended June 30, 2009, which includes $142.4 million in net benefits from alternative fuel mixture tax credits, partially offset by changes in working capital, which included a decline in accounts payable and accrued liabilities and an increase in accounts receivable.  The decline in accounts payable was related to the large amount of market-related machine downtime taken in response to challenging market conditions.  Additionally, the increase in accounts receivable was primarily due to accruals for alternative fuel mixture tax credits.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Verso Holdings’ net cash used in operating activities was $19.1 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $8.0 million for the six months ended June 30, 2009.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Net cash flows from investing activities.  For the six months ended June 30, 2010, Verso Paper used $22.2 million of net cash in investing activities due to investments in capital expenditures, compared to $25.5 million of net cash used in investing activities for the six months ended June 30, 2009, due to investments in capital expenditures.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Net cash flows from financing activities.  Verso Paper’s net cash provided by financing activities was $26.3 million for the six months ended June 30, 2010, reflecting $26.3 million in proceeds from the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  This compares to net cash provided by financing activities of $39.7 million for the six months ended June 30, 2009, reflecting $289.0 million in proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs and $18.9 million in draws on our revolving credit facility, partially offset by principal payments and debt repurchases of $268.2 million on long-term debt.  Verso Holdings’ net cash provided by financing activities was $26.3 million for the six months ended June 30, 2010, compared to net cash provided by financing activities of $29.0 million for the six months ended June 30, 2009.  Verso Holdings’ financing cash flows are principally the same as those of Verso Paper.  However, in 2009, Verso Holdings made additional cash distributions of $10.0 million to Verso Finance One in order to accommodate additional repurchases of debt and paid $1.1 million of expenses on behalf of Verso Paper.

Indebtedness.  As of June 30, 2010, Verso Paper’s aggregate indebtedness was $1,224.1 million, net of $19.8 million of unamortized discounts.  As of June 30, 2010, Verso Holdings’ aggregate indebtedness was $1,147.5 million, net of $19.8 million of unamortized discounts.

On June 30, 2010, Verso Holdings’ funded indebtedness consisted of the following:

•
$200 million revolving credit facility maturing in 2012, under which no amounts were outstanding, $32.4 million in letters of credit were issued, and $151.8 million was available for future borrowing as of June 30, 2010.  The borrowing capacity under our revolving credit facility has been reduced by $15.8 million as a result of the bankruptcy of Lehman Commercial Paper, Inc., “Lehman.”  As a result of Lehman’s inability to fulfill its obligation under the revolving credit facility, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.

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

The revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%.  Verso Holdings is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum and customary letter of credit and agency fees.  The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets of Verso Holdings and each of its direct and indirect subsidiaries.  It is also secured by first priority pledges of all the equity interests owned by Verso Holdings in its subsidiaries.  The obligations under the revolving credit facility are unconditionally guaranteed by Verso Finance and, subject to certain exceptions, each of its direct and indirect subsidiaries.  On June 3, 2009, the credit agreement was amended and restated to provide for the issuance of the 11½% senior secured notes due 2014 (see below), which are secured on a ratable and pari passu basis with the revolving credit facility.  The amendment also, among other things, increased the applicable margin for the interest rate on borrowings under the revolving credit facility to 3.0% for Eurodollar loans and 2.0% for base rate loans and eliminated the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio, providing us with additional business flexibility.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11½% senior secured notes due 2014.  The senior secured notes pay interest semi-annually.  The senior secured notes are secured by substantially all of the property and assets of Verso Holdings and each of its direct and indirect subsidiaries.  The notes are secured on a ratable and pari passu basis with the revolving credit facility.  The net proceeds, after deducting the discount, underwriting fees, and issuance costs, were $288.6 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  On January 15, 2010, Verso Holdings issued an additional $25.0 million aggregate principal amount of the senior secured notes under the same indenture.  The additional senior secured notes were treated as a single series with and have the same terms as the senor secured notes issued in June 2009.  The net proceeds including premium, after deducting underwriting fees and offering expenses, were $26.3 million.

The 9⅛% second priority senior secured fixed rate notes due 2014 pay interest semi-annually.  The second priority senior secured floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and pay interest quarterly.  As of June 30, 2010, the interest rate was 4.09%.  The 11⅜% senior subordinated notes pay interest semi-annually.  The second priority senior secured fixed rate and floating rate notes have the benefit of a second priority security interest in the collateral securing the revolving credit facility, while the senior subordinated notes are unsecured.

Additionally, Verso Finance has $76.6 million aggregate principal amount outstanding on its senior unsecured floating-rate term loan which matures in 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  The term loan bears interest at a rate equal to LIBOR plus 6.25% on interest payments made in cash and LIBOR plus 7.00% for interest paid in-kind, or “PIK,” and added to the principal balance.  The weighted-average interest rate in effect on June 30, 2010, on the term loan was 6.68%.  Verso Finance elected to exercise the PIK option for $2.5 million of interest payments due in the first half of 2010.

As a holding company, Verso Paper’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso Paper’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso Paper’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso Paper’s subsidiaries are not obligated to make funds available to it.  The terms of the revolving credit facility and the indentures governing the outstanding notes of Verso Paper’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Verso Paper.  Furthermore, Verso Paper’s subsidiaries will be permitted under the terms of the revolving credit facility and the indentures to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso Paper.  Although the terms of the debt agreements of Verso Paper’s subsidiaries do not restrict its operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso Paper with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings under our revolving credit facility.  Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of June 30, 2010, we were in compliance in all material respects with the covenants in our debt agreements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  During the six months ended June 30, 2010, no single customer accounted for more than 10% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of June 30, 2010.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of June 30, 2010, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of June 30, 2010, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of June 30, 2010, we had net unrealized losses of $3.8 million on open commodity contracts with maturities of one to 13 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.2 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors affecting us from those set forth in “Part I – Item 1A. Risk Factors” in our Annual Reports on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(1)

3.3	Certificate of Formation of Verso Paper Holdings LLC filed June 6, 2006, as amended by Certificates of Amendment filed June 13, 2006, June 23, 2006, and June 26 2006.(2)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007.(2)

12	Computation of Ratio of Earnings to Fixed Charges for Verso Paper Holdings LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

________________________

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

Date: August 11, 2010
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: August 11, 2010
VERSO PAPER HOLDINGS LLC

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(1)

3.3	Certificate of Formation of Verso Paper Holdings LLC filed June 6, 2006, as amended by Certificates of Amendment filed June 13, 2006, June 23, 2006, and June 26 2006.(2)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007.(2)

12	Computation of Ratio of Earnings to Fixed Charges for Verso Paper Holdings LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

____________________________

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