Form 10-Q
period 2010-09-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2010-11-03
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Verso Paper Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

Verso Paper Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	333-142283	56-2597634
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

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

As of October 29, 2010, Verso Paper Corp had 52,467,101 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(In thousands of U.S. dollars, except share and per share amounts)	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$121,063	$152,097	$120,987	$149,762
Accounts receivable - net	136,781	104,263	136,781	104,289
Inventories	126,790	162,401	126,790	162,401
Prepaid expenses and other assets	7,623	11,292	7,316	10,385
Total Current Assets	392,257	430,053	391,874	426,837
Property, plant, and equipment - net	970,831	1,022,622	970,831	1,022,622
Reforestation	13,651	13,357	13,651	13,357
Intangibles and other assets - net	77,740	88,006	76,900	86,896
Goodwill	18,695	18,695	10,551	10,551
Total Assets	$1,473,174	$1,572,733	$1,463,807	$1,560,263

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$117,421	$103,253	$117,943	$100,995
Accrued liabilities	83,881	116,225	83,029	115,425
Total Current Liabilities	201,302	219,478	200,972	216,420
Long-term debt	1,226,345	1,192,352	1,148,473	1,118,273
Other liabilities	38,644	35,612	30,609	27,577
Total Liabilities	1,466,291	1,447,442	1,380,054	1,362,270
Commitments and contingencies (Note 11)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,467,101 shares issued and outstanding on September 30,
2010, and 52,374,647 shares issued and outstanding on
December 31, 2009)	525	524	n/a	n/a
Paid-in-capital	213,611	212,381	318,252	317,023
Retained deficit	(191,110)	(74,045)	(218,356)	(105,461)
Accumulated other comprehensive loss	(16,143)	(13,569)	(16,143)	(13,569)
Total Equity	6,883	125,291	83,753	197,993
Total Liabilities and Equity	$1,473,174	$1,572,733	$1,463,807	$1,560,263

Included in the balance sheet line items above are related-party balances as follows:
Accounts receivable	$19,709	$7,785	$19,709	$7,785
Accounts payable	783	498	783	498

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars, except per share data)	2010	2009	2010	2009
Net sales	$432,939	$394,663	$1,197,632	$979,852
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	371,907	338,592	1,073,111	906,080
Depreciation, amortization, and depletion	31,642	33,229	96,571	100,584
Selling, general, and administrative expenses	16,437	15,085	49,265	45,376
Restructuring and other charges	-	369	-	643
Operating income (loss)	12,953	7,388	(21,315)	(72,831)
Interest income	(32)	(76)	(94)	(155)
Interest expense	32,188	34,318	96,382	89,900
Other income, net	(71)	(70,349)	(538)	(250,357)
Net income (loss)	$(19,132)	$43,495	$(117,065)	$87,781

Earnings (loss) per common share
Basic	$(0.36)	$0.84	$(2.23)	$1.69
Diluted	$(0.36)	$0.83	$(2.23)	$1.69
Weighted average common shares outstanding
Basic	52,466,467	52,082,299	52,438,168	52,058,662
Diluted	52,466,467	52,116,036	52,438,168	52,066,085
Included in the financial statement line items above are related-party transactions as follows (Notes 9 and 10):
Net sales	$58,645	$42,293	$129,665	$95,691
Purchases included in cost of products sold	1,632	1,271	4,538	3,355

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$432,939	$394,663	$1,197,632	$979,852
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	371,907	338,592	1,073,111	906,080
Depreciation, amortization, and depletion	31,642	33,229	96,571	100,584
Selling, general, and administrative expenses	16,436	15,040	49,212	45,142
Restructuring and other charges	-	369	-	643
Operating income (loss)	12,954	7,433	(21,262)	(72,597)
Interest income	(32)	(71)	(94)	(150)
Interest expense	30,763	32,733	92,266	84,047
Other income, net	(71)	(60,344)	(539)	(219,862)
Net income (loss)	$(17,706)	$35,115	$(112,895)	$63,368

Included in the financial statement line items above are related-party transactions as follows (Notes 9 and 10):
Net sales	$58,645	$42,293	$129,665	$95,691
Purchases included in cost of products sold	1,632	1,271	4,538	3,355

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

					Accumulated
					Other
					Comprehensive
	Common	Common	Paid-in-	Retained	Income	Total
(In thousands of U.S. dollars)	Shares	Stock	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2009	52,046	$520	$211,752	$(180,048)	$(42,271)	$(10,047)
Net income	-	-	-	87,781	-	87,781
Other comprehensive income:
Net unrealized losses on derivative financial
instruments, net of reclassification of $34.0 million
of net losses included in net income	-	-	-	-	23,146	23,146
Defined benefit pension plan:
Net actuarial loss	-	-	-	-	239	239
Prior service cost amortization	-	-	-	-	654	654
Total other comprehensive income	-	-	-	-	24,039	24,039
Comprehensive income	-	-	-	87,781	24,039	111,820
Common stock issued for restricted stock	328	4	(4)	-	-	-
Equity award expense	-	-	265	-	-	265
Ending Balance - September 30, 2009	52,374	$524	$212,013	$(92,267)	$(18,232)	$102,038

Beginning Balance - January 1, 2010	52,374	$524	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	(117,065)	-	(117,065)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $5.9 million
of net losses included in net loss	-	-	-	-	(3,980)	(3,980)
Defined benefit pension plan:
Net actuarial loss	-	-	-	-	68	68
Prior service cost amortization	-	-	-	-	1,338	1,338
Total other comprehensive loss	-	-	-	-	(2,574)	(2,574)
Comprehensive loss	-	-	-	(117,065)	(2,574)	(119,639)
Common stock issued for restricted stock	91	1	(1)	-	-	-
Stock option exercise	2	-	2	-	-	2
Equity award expense	-	-	1,229	-	-	1,229
Ending Balance - September 30, 2010	52,467	$525	$213,611	$(191,110)	$(16,143)	$6,883

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(In thousands of U.S. dollars)	Capital	Deficit	(Loss)	Equity
Beginning Balance - January 1, 2009	$301,110	$(167,135)	$(42,271)	$91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(12,157)	-	(12,157)
Net income	-	63,368	-	63,368
Other comprehensive income:
Net unrealized losses on derivative financial instruments, net of
reclassification of $34.0 million of net losses included in net income	-	-	23,146	23,146
Defined benefit pension plan:
Net actuarial loss	-	-	239	239
Prior service cost amortization	-	-	654	654
Total other comprehensive income	-	-	24,039	24,039
Comprehensive income	-	63,368	24,039	87,407
Equity award expense	264	-	-	264
Ending Balance - September 30, 2009	$316,655	$(119,493)	$(18,232)	$178,930

Beginning Balance - January 1, 2010	$317,023	$(105,461)	$(13,569)	$197,993
Net loss	-	(112,895)	-	(112,895)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $5.9 million of net losses included in net loss	-	-	(3,980)	(3,980)
Defined benefit pension plan:
Net actuarial loss	-	-	68	68
Prior service cost amortization	-	-	1,338	1,338
Total other comprehensive loss	-	-	(2,574)	(2,574)
Comprehensive loss	-	(112,895)	(2,574)	(115,469)
Equity award expense	1,229	-	-	1,229
Ending Balance - September 30, 2010	$318,252	$(218,356)	$(16,143)	$83,753

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(117,065)	$87,781	$(112,895)	$63,368
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation, amortization, and depletion	96,571	100,584	96,571	100,584
Amortization of debt issuance costs	4,206	4,379	3,936	3,989
Accretion of discount on long-term debt	2,763	1,144	2,763	1,144
Gain on early extinguishment of debt	(253)	(57,827)	(254)	(27,333)
(Gain) loss on disposal of fixed assets	(169)	164	(169)	164
Equity award expense	1,231	265	1,229	264
Change in unrealized losses on derivatives, net	-	22,556	-	22,556
Other - net	(457)	407	(457)	407
Changes in assets and liabilities:
Accounts receivable	(32,520)	(52,371)	(32,493)	(51,928)
Inventories	35,611	28,039	35,611	28,039
Prepaid expenses and other assets	8,146	(22,261)	7,546	(22,261)
Accounts payable	13,923	(21,246)	16,702	(20,233)
Accrued liabilities	(28,165)	(32,392)	(32,009)	(38,363)
Net cash provided by (used in) operating activities	(16,178)	59,222	(13,919)	60,397
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	379	83	379	83
Capital expenditures	(41,388)	(29,965)	(41,388)	(29,966)
Net cash used in investing activities	(41,009)	(29,882)	(41,009)	(29,883)
Cash Flows From Financing Activities:
Proceeds from long-term debt	27,438	352,838	27,438	352,838
Debt issuance costs	(1,285)	(10,097)	(1,285)	(10,097)
Repayments of long-term debt	-	(398,924)	-	(392,892)
Cash distributions	-	-	-	(12,157)
Net cash provided by (used in) financing activities	26,153	(56,183)	26,153	(62,308)
Change in cash and cash equivalents	(31,034)	(26,843)	(28,775)	(31,794)
Cash and cash equivalents at beginning of period	152,097	119,542	149,762	119,520
Cash and cash equivalents at end of period	$121,063	$92,699	$120,987	$87,726

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

Included in this quarterly report are the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009.  The December 31, 2009, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their Annual Reports on Form 10-K for the year ended December 31, 2009.

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

Additionally, new authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820 provides guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since this new guidance only affects disclosure requirements, the Company’s adoption of the initial requirements, for the quarterly period ended March 31, 2010, had no impact on the Company’s financial condition, results of operations, or cash flows, and the adoption of the remaining provisions is expected to have no impact on the Company’s financial condition, results of operations, or cash flows.

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

ASC Topic 855, Subsequent Events.  New authoritative accounting guidance (ASU No. 2010-09) under ASC Topic 855, Subsequent Events, removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  This change removes potential conflicts with current SEC guidance.  ASU No. 2010-09 also clarifies the intended scope of the reissuance disclosure provisions.  ASU No. 2010-09 was effective upon issuance in February 2010 and had no impact on the Company’s consolidated financial statements.

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

Other new accounting pronouncements issued but not effective until after September 30, 2010, are not expected to have a significant effect on our consolidated financial statements.

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

	VERSO PAPER
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss) available for basic common shares	$(19,132)	$43,495	$(117,065)	$87,781
Weighted average shares of common stock outstanding - basic	52,466	52,082	52,438	52,059
Basic earnings (loss) per share of common stock	$(0.36)	$0.84	$(2.23)	$1.69

Diluted earnings (loss) per share:
Net income (loss) available for diluted common shares	$(19,132)	$43,495	$(117,065)	$87,781
Weighted average shares of common stock outstanding - basic	52,466	52,082	52,438	52,059
Dilutive shares from stock options	-	34	-	7
Weighted average shares of common stock outstanding including dilutive shares	52,466	52,116	52,438	52,066
Diluted earnings (loss) per share of common stock	$(0.36)	$0.83	$(2.23)	$1.69

For the three months ended September 30, 2010, 1,417,250 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $2.76 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the nine months ended September 30, 2010, 1,340,691 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.34 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three months ended September 30, 2009, 134,413 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.27 were excluded from the diluted earnings per share calculation because including such shares would have been antidilutive.  For the nine months ended September 30, 2009, 107,653 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $2.05 were excluded from the diluted earnings per share calculation because including such shares would have been antidilutive.

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

Inventories by major category include the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2010	2009
Raw materials	$31,564	$28,923
Woodyard logs	4,156	4,463
Work-in-process	18,848	27,472
Finished goods	45,413	75,379
Replacement parts and other supplies	26,809	26,164
Inventories	$126,790	$162,401

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

On September 30, 2010, the Company had $0.8 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Nine Months Ended September 30,
(In thousands of U.S. dollars)	2010	2009
Asset retirement obligations, January 1	$13,300	$14,028
Accretion expense	623	572
Settlement of existing liabilities	(1,243)	(1,058)
Adjustment to existing liabilities	807	(159)
Asset retirement obligations, September 30	$13,487	$13,383

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For the three-month and nine-month periods ended September 30, 2010, interest costs of $0.3 million and $0.6 million, respectively, were capitalized.  For the three-month and nine-month periods ended September 30, 2009, interest costs of $0.1 million and $0.5 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.2 million and $94.7 million for the three-month and nine-month periods ended September 30, 2010, respectively, compared to $31.4 million and $94.3 million for the three-month and nine-month periods ended September 30, 2009, respectively.

4.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $5.4 million at September 30, 2010, and $4.6 million at December 31, 2009	$7,857	$8,720	$7,857	$8,720
Patents, net of accumulated amortization of $0.5 million at September 30, 2010, and $0.4 million at December 31, 2009	669	755	669	755
Total amortizable intangible assets	8,526	9,475	8,526	9,475

Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473

Other assets:
Financing costs, net of accumulated amortization of $18.5 million at September 30, 2010, and $14.3 million at December 31, 2009, for Verso Paper Corp., and net of accumulated amortization of $17.2 million at September 30, 2010, and $13.2 million at December 31, 2009, for Verso Paper Holdings LLC	26,308	29,229	25,468	28,119
Deferred major repair	11,261	8,787	11,261	8,787
Deferred software cost, net of accumulated amortization of $0.7 million at September 30, 2010, and $2.9 million at December 31, 2009	521	1,354	521	1,354
Replacement parts, net	3,250	3,806	3,250	3,806
Other	6,401	13,882	6,401	13,882
Total other assets	47,741	57,058	46,901	55,948
Intangibles and other assets	$77,740	$88,006	$76,900	$86,896

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Intangible amortization	$317	$354	$949	$1,061
Software amortization	170	495	840	1,373

The estimated future amortization expense for intangible assets over the next five years is as follows:

(In thousands of U.S. dollars)
Remainder of 2010	$316
2011	1,065
2012	915
2013	815
2014	715

5.	LONG-TERM DEBT

A summary of long-term debt is as follows:

		September 30, 2010			December 31, 2009
	Original	Interest		Fair		Fair
(In thousands of U.S. dollars)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
First Priority Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
Senior Secured Notes - fixed (1)	7/1/2014	11.50%	331,177	385,000	300,977	357,500
Second Priority Senior Secured Notes - fixed	8/1/2014	9.13%	337,080	341,294	337,080	321,911
Second Priority Senior Secured Notes - floating	8/1/2014	4.22%	180,216	159,401	180,216	142,371
Senior Subordinated Notes	8/1/2016	11.38%	300,000	270,000	300,000	241,500
Total Debt for Verso Paper Holdings LLC			1,148,473	1,155,695	1,118,273	1,063,282

Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.79%	77,872	62,298	74,079	31,113
Total Debt For Verso Paper Corp.			$1,226,345	$1,217,993	$1,192,352	$1,094,395
-------------------
(1) Par value of $350,000 at September 30, 2010, and $325,000 at December 31, 2009.

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER CORP.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Interest expense	$30,974	$32,976	$92,750	$86,007
Cash interest paid	54,905	38,770	113,004	86,027
Debt issuance cost amortization (1)	1,447	1,398	4,206	4,379

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Interest expense	$29,639	$31,496	$88,904	$80,545
Cash interest paid	54,905	38,770	113,004	86,027
Debt issuance cost amortization (1)	1,357	1,305	3,936	3,989
-------------------
(1) Amortization of debt issuance cost is included in interest expense.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  During the third quarter of 2009, the Company repurchased $14.7 million of the term loan, and recognized gains of $10.0 million, net of the write-off of unamortized debt issuance costs.  For the nine months ended September 30, 2009, the Company repurchased $41.4 million of the term loan, and recognized gains of $30.5 million, net of the write-off of unamortized debt issuance costs.  The net gains were recognized in Other income, net on the condensed consolidated statements of operations.  As of September 30, 2009, $4.1 million was included in Accounts payable on the condensed consolidated balance sheet for repurchases of the term loan that had not settled.  The term loan allows Verso Finance to pay interest either in cash or in-kind, or “PIK,” through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $3.8 million and $8.0 million of interest payments due in the first nine months of 2010 and 2009, respectively.

On January 15, 2010, Verso Holdings issued $25.0 million aggregate principal amount of its 11.5% senior secured notes due July 1, 2014, under the same indenture that it issued $325.0 million aggregate principal amount of the 11.5% senior secured notes in June 2009.  The additional $25 million of senior secured notes issued in January 2010 were treated as a single series with and have the same terms as the $325 million of senior secured notes issued in June 2009.  The senior secured notes are secured by substantially all of the property and assets of Verso Holdings and its subsidiaries.  The senior secured notes are secured on a ratable and pari passu basis with Verso Holdings’ revolving credit facility.  The net proceeds of the issuance of the senior secured notes in January 2010, including premium and after deducting underwriting fees and offering expenses, were $26.2 million.

During the third quarter of 2009, the Company repurchased and retired $26.3 million of Verso Holdings’ second priority senior secured floating-rate notes due on August 1, 2014, and recognized gains of $9.7 million, net of the write-off of unamortized debt issuance costs. For the nine months ended September 30, 2009, the Company repurchased and retired $61.8 million of these notes and recognized gains of $30.2 million, net of the write-off of unamortized debt issuance costs.  In addition, the Company recognized a loss of $1.3 million related to the de-designation of the interest rate swap hedging the interest payments on the retired debt.  The results were recognized in Other income, net on the condensed consolidated statement of operations.

For the three and nine months ended September 30, 2009, the Company also repurchased and retired $12.9 million of Verso Holdings’ second priority senior secured fixed-rate notes due on August 1, 2014, and recognized a gain of $4.7 million, net of the write-off of unamortized debt issuance costs.  The net gains were recognized in Other income, net on the condensed consolidated statement of operations.

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

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  For the three months ended September 30, 2010, contributions totaled $1.9 million, with $1.5 million attributable to the 2010 plan year and $0.4 million attributable to the 2009 plan year.  For the nine months ended September 30, 2010, contributions totaled $3.4 million, with $3.0 million attributable to the 2010 plan year and $0.4 million attributable to the 2009 plan year.  The Company made a contribution of $1.5 million in October 2010 attributable to the 2010 plan year and does not expect to make any additional contributions in the fourth quarter of 2010.  For the three months ended September 30, 2009, the Company made contributions of $2.9 million, with $1.9 million attributable to the 2009 plan year and $1.0 million attributable to the 2008 plan year.  For the nine months ended September 30, 2009, contributions totaled $5.0 million, with $3.8 million attributable to the 2009 plan year and $1.2 million attributable to the 2008 plan year.

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

The following table summarizes the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,526	$1,591	$4,580	$4,775
Interest cost	522	380	1,566	1,142
Expected return on plan assets	(462)	(308)	(1,387)	(926)
Amortization of prior service cost	446	218	1,338	654
Actuarial loss	23	81	68	239
Net periodic benefit cost	$2,055	$1,962	$6,165	$5,884

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

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of September 30, 2010, and December 31, 2009.

(In thousands of U.S. dollars)	Total	Level 1	Level 2 (1)	Level 3
At September 30, 2010
Assets:
Corporate/Government bond fund	$12,163	$-	$12,163	$-
Large capital equity	7,280	-	7,280	-
International equity	4,934	-	4,934	-
Small capital equity	1,287	-	1,287	-
Fixed income fund	1,118	-	1,118	-
Total assets at fair value on September 30, 2010	$26,782	$-	$26,782	$-
At December 31, 2009
Assets:
Corporate/Government bond fund	$10,459	$-	$10,459	$-
Large capital equity	6,149	-	6,149	-
International equity	3,817	-	3,817	-
Small capital equity	1,061	-	1,061	-
Fixed income fund	1,029	-	1,029	-
Total assets at fair value on December 31, 2009	$22,515	$-	$22,515	$-
-------------------
(1) Based on the net asset value of units held by the plan at period end.

Other Benefits

The Company sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax or after-tax basis to the plan.  As determined by the provisions of the plan, the Company matches a portion of the employees’ basic voluntary contributions; however, on April 3, 2009, in response to the challenging economic conditions, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees.  Effective January 2, 2010, the Company reinstated matching contributions for exempt and non-exempt salaried employees in accordance with the formula previously in effect (70% of the first 4% of the participant’s compensation contributed to the plan, plus 60% of the next 4% of the participant’s compensation contributed to the plan).  For the three months ended September 30, 2010, such contributions to the plan totaled approximately $0.7 million compared to no contributions made in the three months ended September 30, 2009.  For the first nine months of 2010, such contributions to the plan totaled approximately $2.4 million compared to $1.2 million for the first nine months of 2009.

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

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap hedging the cash flow exposure of the quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) on its second priority senior secured floating-rate notes.  During the first nine months of 2009, the Company repurchased $61.8 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the repurchased debt.  During the nine months ended September 30, 2009, $1.3 million of losses were recognized in Other income, net on the condensed consolidated statements of operations.  During the nine months ended September 30, 2010, $0.3 million of losses were recognized in Other income, net.  The swap expired on February 1, 2010.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	September 30, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	5,746,860	$-	$5,798	5,430,707	$560	$2,132	Other assets/ Accrued liabilties
Derivatives not designated as hedging
instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	$-	-	-	$250,000	-	1,573	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
	At	At	Nine Months Ended		Gain (Loss)
	September 30,	December 31,	September 30,		on Statements
(dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps (1)	$(5,736)	$(1,514)	$(5,633)	$(31,333)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	-	(281)	(281)	(2,677)	Interest expense
-------------------
(1)	Net losses at September 30, 2010 are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 21 months.

			Gain (Loss) Recognized
	Gain (Loss) Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Nine Months Ended September 30,				on Statements
(dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(641)	$(3,683)	$(115)	$(54)	Cost of products sold
Derivatives not designated as hedging instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	-	(1,347)	-	-	Interest expense/ Other income, net

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date
▪ Level 2:
Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
At September 30, 2010
Assets:
Deferred compensation assets (1)	$1,369	$1,369	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	340	-	340	-
Liabilities:
Commodity swaps (1)	$5,798	$-	$5,798	$-
Deferred compensation liabilities (1)	1,369	1,369	-	-
At December 31, 2009
Assets:
Deferred compensation assets (1)	$643	$643	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	248	-	248	-
Commodity swaps (1)	560	-	560	-
Liabilities:
Commodity swaps (1)	$2,132	$-	$2,132	$-
Interest rate swaps (2)	1,573	-	1,573	-
Deferred compensation liabilities (1)	643	643	-	-
-------------------
(1) Based on observable market data.
(2) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the nine months ended September 30, 2010 or 2009.

9.	RELATED PARTY TRANSACTIONS

The Company had net sales to International Paper of $58.7 million and $129.7 million for the three-month and nine-month periods ended September 30, 2010, respectively, compared to $42.3 million and $95.7 million for the three-month and nine-month periods ended September 30, 2009, respectively.  International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC), is our largest customer and accounted for approximately 11% and 10% of our net sales in the first nine months of 2010 and 2009, respectively.  The Company had purchases from International Paper, included in cost of products sold, of $1.6 million and $4.5 million for the three-month and nine-month periods ended September 30, 2010, respectively, compared to $1.3 million and $3.4 million for the three-month and nine-month periods ended September 30, 2009, respectively.

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

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $3.8 million and $8.0 million of interest payments due in the first nine months of 2010 and 2009, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distribution from Verso Holdings.  Verso Holdings made no distributions to Verso Finance for the nine months ended September 30, 2010 and made negligible distributions to Verso Finance in the first nine months of 2009.  Verso Holdings has no obligation to make distributions to Verso Finance.  During the first nine months of 2009, Verso Holdings contributed $11.0 million to Verso Finance One to fund purchases of Verso Finance’s term loan.  For the nine months ended September 30, 2009, Verso Finance One purchased $41.4 million of the term loan for a total purchase price of $10.2 million.  As of September 30, 2010, Verso Holdings had $0.6 million in accounts payable due to Verso Paper.  During the first nine months of 2009, Verso Holdings paid $1.1 million of expenses on behalf of Verso Paper.  During the first quarter of 2009, Verso Paper pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to Verso Paper LLC using a carryover basis.

10.	RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the Acquisition and carve out of our operations from those of International Paper, including consulting and legal fees, and other one-time costs related to us operating as a stand-alone business.  There were no restructuring charges in the first nine months of 2010, compared to $0.4 million and $0.7 million of restructuring charges for the three-month and nine-month periods ended September 30, 2009, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Company has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  As of September 30, 2010, the Company had $0.2 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheets.

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

Alternative Fuel Tax Credit — Until December 31, 2009, the United States government provided an excise tax credit for companies that use alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  Accordingly, during the nine months ended September 30, 2009, the Company recognized $189.1 million of alternative fuel mixture tax credits for the period from September 2008 through September 2009, including a receivable of $10.7 million for claims pending at September 30, 2009.  These credits were recognized in Other income, net on the condensed consolidated statement of operations, net of $1.5 million of associated expenses.  At December 31, 2009, $10.4 million for claims pending was recognized in Accounts receivable – net on the condensed consolidated balance sheets.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we did not recognize any benefit from this tax credit in the first nine months of 2010 and no receivables were outstanding as of September 30, 2010.

General Litigation — The Company is involved in legal proceedings incidental to the conduct of its business.  The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on its financial statements.

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

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2010 and 2009:

	VERSO PAPER CORP.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net Sales:
Coated and supercalendered	$358,971	$352,506	$978,544	$865,229
Hardwood market pulp	45,442	28,041	124,428	73,799
Other	28,526	14,116	94,660	40,824
Total	$432,939	$394,663	$1,197,632	$979,852

Operating Income (Loss):
Coated and supercalendered	$(1,010)	7,851	$(48,105)	(49,322)
Hardwood market pulp	17,161	1,097	38,329	(17,652)
Other	(3,198)	(1,560)	(11,539)	(5,857)
Total	$12,953	$7,388	$(21,315)	$(72,831)

Depreciation, Amortization, and Depletion:
Coated and supercalendered	$25,289	$27,458	$76,378	$83,856
Hardwood market pulp	4,587	4,682	13,928	13,551
Other	1,766	1,089	6,265	3,177
Total	$31,642	$33,229	$96,571	$100,584

Capital Spending:
Coated and supercalendered	$14,365	$3,889	$31,934	$25,163
Hardwood market pulp	3,364	65	7,288	3,429
Other	1,212	488	2,166	1,373
Total	$18,941	$4,442	$41,388	$29,965

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net Sales:
Coated and supercalendered	$358,971	$352,506	$978,544	$865,229
Hardwood market pulp	45,442	28,041	124,428	73,799
Other	28,526	14,116	94,660	40,824
Total	$432,939	$394,663	$1,197,632	$979,852

Operating Income (Loss):
Coated and supercalendered	(1,009)	7,896	(48,052)	(49,088)
Hardwood market pulp	17,161	1,097	38,329	(17,652)
Other	(3,198)	(1,560)	(11,539)	(5,857)
Total	$12,954	$7,433	$(21,262)	$(72,597)

Depreciation, amortization, and depletion:
Coated and supercalendered	$25,289	$27,458	$76,378	$83,856
Hardwood market pulp	4,587	4,682	13,928	13,551
Other	1,766	1,089	6,265	3,177
Total	$31,642	$33,229	$96,571	$100,584

Capital Spending:
Coated and supercalendered	$14,365	$3,890	$31,934	$25,164
Hardwood market pulp	3,364	65	7,288	3,429
Other	1,212	488	2,166	1,373
Total	$18,941	$4,443	$41,388	$29,966

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings,  the “Parent Issuer,” and its direct, wholly-owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11½% senior secured fixed rate notes due 2014, 9⅛% second priority senior secured fixed rate notes due 2014, second priority senior secured floating rate notes due 2014, and 11⅜% senior subordinated notes due 2014 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer and Bucksport Leasing LLC, collectively, the “Guarantor Subsidiaries.”  All subsidiaries other than the Guarantor Subsidiaries are minor.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
September 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$391,874	$-	$391,874
Property, plant, and equipment, net	-	-	970,831	-	970,831
Intercompany receivable	1,196,226	-	-	(1,196,226)	-
Investment in subsidiaries	58,366	-	-	(58,366)	-
Non-current assets	-	-	101,102	-	101,102
Total assets	$1,254,592	$-	$1,463,807	$(1,254,592)	$1,463,807

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$22,366	$-	$178,606	$-	$200,972
Intercompany payable	-	-	1,196,226	(1,196,226)	-
Long-term debt	1,148,473	-	-	-	1,148,473
Other long-term liabilities	-	-	30,609	-	30,609
Member's equity	83,753	-	58,366	(58,366)	83,753
Total liabilities and member's equity	$1,254,592	$-	$1,463,807	$(1,254,592)	$1,463,807

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$426,837	$-	$426,837
Property, plant, and equipment, net	-	-	1,022,622	-	1,022,622
Intercompany receivable	1,195,660	-	-	(1,195,660)	-
Investment in subsidiaries	169,874	-	-	(169,874)	-
Non-current assets	-	-	110,804	-	110,804
Total assets	$1,365,534	$-	$1,560,263	$(1,365,534)	$1,560,263

LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$49,268	$-	$167,152	$-	$216,420
Intercompany payable	-	-	1,195,660	(1,195,660)	-
Long-term debt	1,118,273	-	-	-	1,118,273
Other long-term liabilities	-	-	27,577	-	27,577
Member's equity	197,993	-	169,874	(169,874)	197,993
Total liabilities and member's equity	$1,365,534	$-	$1,560,263	$(1,365,534)	$1,560,263

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$432,939	$-	$432,939

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	371,907	-	371,907
Depreciation, amortization, and depletion	-	-	31,642	-	31,642
Selling, general, and administrative expenses	-	-	16,436	-	16,436
Interest income	(30,966)	-	(32)	30,966	(32)
Interest expense	30,966	-	30,763	(30,966)	30,763
Other income, net	-	-	(71)	-	(71)
Equity in net loss of subsidiaries	(17,706)	-	-	17,706	-
Net loss	$(17,706)	$-	$(17,706)	$17,706	$(17,706)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$1,197,632	$-	$1,197,632

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,073,111	-	1,073,111
Depreciation, amortization, and depletion	-	-	96,571	-	96,571
Selling, general, and administrative expenses	-	-	49,212	-	49,212
Interest income	(92,254)	-	(94)	92,254	(94)
Interest expense	92,254	-	92,266	(92,254)	92,266
Other income, net	(255)	-	(539)	255	(539)
Equity in net loss of subsidiaries	(112,895)	-	-	112,895	-
Net loss	$(112,640)	$-	$(112,895)	$112,640	$(112,895)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$394,663	$-	$394,663

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	338,592	-	338,592
Depreciation, amortization, and depletion	-	-	33,229	-	33,229
Selling, general, and administrative expenses	-	-	15,040	-	15,040
Restructuring and other charges	-	-	369	-	369
Interest and dividend income	(31,301)	-	(71)	31,301	(71)
Interest expense	31,301	-	32,733	(31,301)	32,733
Other income, net	13,586	-	(60,344)	(13,586)	(60,344)
Equity in net income of subsidiaries	35,115	-	-	(35,115)	-
Net income	$21,529	$-	$35,115	$(21,529)	$35,115

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$-	$979,852	$-	$979,852

Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	906,080	-	906,080
Depreciation, amortization, and depletion	-	-	100,584	-	100,584
Selling, general, and administrative expenses	-	-	45,142	-	45,142
Restructuring and other charges	-	-	643	-	643
Interest and dividend income	(82,135)	-	(150)	82,135	(150)
Interest expense	82,135	-	84,047	(82,135)	84,047
Other income, net	27,333	-	(219,862)	(27,333)	(219,862)
Equity in net income of subsidiaries	63,368	-	-	(63,368)	-
Net income	$36,035	$-	$63,368	$(36,035)	$63,368

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(13,919)	$-	$(13,919)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	379	-	379
Capital expenditures	-	-	(41,388)	-	(41,388)
Net cash used in investing activities	-	-	(41,009)	-	(41,009)
Cash flows from financing activities:
Debt issuance costs	(1,204)	-	(81)	-	(1,285)
Advances to subsidiaries	(26,234)	-	26,234	-	-
Proceeds from long-term debt	27,438	-	-	-	27,438
Net cash provided by financing activities	-	-	26,153	-	26,153
Change in cash and cash equivalents	-	-	(28,775)	-	(28,775)
Cash and cash equivalents at beginning of period	-	-	149,762	-	149,762
Cash and cash equivalents at end of period	$-	$-	$120,987	$-	$120,987

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009

	Parent	Subsidiary	Guarantor	Intercompany
(In thousands of U.S. dollars)	Issuer	Issuer	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$60,397	$-	$60,397
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	83	-	83
Capital expenditures	-	-	(29,966)	-	(29,966)
Investment in subsidiaries	(36,425)	-	36,425	-	-
Return of investment in subsidiaries	12,157	-	(12,157)	-	-
Net cash used in investing activities	(24,268)	-	(5,615)	-	(29,883)
Cash flows from financing activities:
Debt issuance costs	(10,097)	-	-	-	(10,097)
Cash distributions	(12,157)	-	-	-	(12,157)
Advances to subsidiaries	(342,741)	-	342,741	-	-
Repayment of advances to subsidiaries	429,317	-	(429,317)	-	-
Proceeds from long-term debt	352,838	-	-	-	352,838
Payments on long-term debt	(392,892)	-	-	-	(392,892)
Net cash used in financing activities	24,268	-	(86,576)	-	(62,308)
Change in cash and cash equivalents	-	-	(31,794)	-	(31,794)
Cash and cash equivalents at beginning of period	-	-	119,520	-	119,520
Cash and cash equivalents at end of period	$-	$-	$87,726	$-	$87,726

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

Financial Summary

Coated paper shipments increased 26.3% in the first nine months of 2010 compared to the same period last year.  Year over year market conditions have improved due to a stronger economy and a better balance between supply and demand.  Coated paper shipments increased 8.1% in the third quarter of 2010 compared to the second quarter of 2010.  Coated paper prices increased 4.9% in the third quarter of 2010 compared to the second quarter of 2010.  However, coated paper prices for the third quarter of 2010 were slightly below last year’s third quarter levels, as prices declined throughout 2009 and into early 2010 due to weak demand resulting from the global economic recession.

Our net sales for the third quarter of 2010 increased $38.2 million, or 9.7%, as sales volume grew 7.1% compared to last year’s third quarter.  The average sales price for all of our products increased 2.4% in the third quarter of 2010 compared to the same period last year.  Verso’s gross margin was 14.1% for the third quarter of 2010 compared to 14.2% for the same period in 2009 and 9.1% for the second quarter of 2010.

We continue to assess and implement, as appropriate, various cost reduction initiatives. Our company-wide cost reduction program produced approximately $11 million of savings during the third quarter of 2010.  Management expects this program to yield an additional $20 million in cost reductions over the next six months and continues to search for and develop additional cost savings opportunities.  Included in this program are productivity improvements, material usage reductions, energy usage reductions, labor cost savings, material and chemical substitution, and workforce planning improvements.

We also continue to develop and execute our renewable energy strategy.  In the first nine months of 2010, we received $6.0 million in reimbursements from a $9.3 million American Recovery and Reinvestment Act of 2009 grant for the deployment of waste energy recovery technologies.  In addition, we announced the launch of a $43 million renewable energy project at our mill in Quinnesec, Michigan, which will position the mill to meet more than 95% of its energy needs using renewable biomass sources.

Included in our results for the third quarter and first nine months of 2009 were $46.7 million and $189.1 million, respectively, in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009, we did not recognize any benefit from this tax credit in 2010.  Additionally, for the third quarter and first nine months of 2009, we recognized $23.6 million and $57.8 million, respectively, in pre-tax net gains from the early retirement of debt at a discount.

Results of Operations

The following tables provide the results of operations of Verso Paper and Verso Holdings for the periods indicated.

VERSO PAPER CORP.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$432,939	$394,663	$1,197,632	$979,852
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	371,907	338,592	1,073,111	906,080
Depreciation, amortization, and depletion	31,642	33,229	96,571	100,584
Selling, general, and administrative expenses	16,437	15,085	49,265	45,376
Restructuring and other charges	-	369	-	643
Operating income (loss)	12,953	7,388	(21,315)	(72,831)
Interest income	(32)	(76)	(94)	(155)
Interest expense	32,188	34,318	96,382	89,900
Other income, net	(71)	(70,349)	(538)	(250,357)
Net income (loss)	$(19,132)	$43,495	$(117,065)	$87,781

VERSO PAPER HOLDINGS LLC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009
Net sales	$432,939	$394,663	$1,197,632	$979,852
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	371,907	338,592	1,073,111	906,080
Depreciation, amortization, and depletion	31,642	33,229	96,571	100,584
Selling, general, and administrative expenses	16,436	15,040	49,212	45,142
Restructuring and other charges	-	369	-	643
Operating income (loss)	12,954	7,433	(21,262)	(72,597)
Interest income	(32)	(71)	(94)	(150)
Interest expense	30,763	32,733	92,266	84,047
Other income, net	(71)	(60,344)	(539)	(219,862)
Net income (loss)	$(17,706)	$35,115	$(112,895)	$63,368

Third Quarter of 2010 Compared to Third Quarter of 2009

Net Sales.  Net sales for the third quarter of 2010 increased 9.7% to $432.9 million from $394.7 million in the third quarter of 2009 due to a 7.1% increase in total sales volume combined with a 2.4% increase in the average sales price per ton for all of our products, reflecting the improved economic conditions.

Net sales for our coated and supercalendered papers segment increased 1.8% in the third quarter of 2010 to $359.0 million from $352.5 million for the same period in 2009, as the positive impact of a 3.8% increase in paper sales volume was partially offset by a 1.9% decrease in the average paper sales price per ton.  Average sales prices for coated papers decreased steadily throughout 2009 in response to weak demand.  On a sequential quarter basis, average sales prices for coated papers increased 4.9% as we continue to implement previously announced price increases.

Net sales for our market pulp segment increased 62.1% to $45.4 million in the third quarter of 2010 from $28.0 million for the same period in 2009.  This improvement primarily reflects a 54.8% increase in the average sales price per ton. Sales volume also increased 4.7% from the third quarter of 2009.

Net sales for our other segment increased 102.1% to $28.5 million in the third quarter of 2010 from $14.2 million in the third quarter of 2009.  The improvement in 2010 is due to a 99.4% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  Average sales price per ton increased 1.4% compared to the third quarter of 2009.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $403.6 million in the third quarter of 2010 compared to $371.8 million for the same period in 2009, primarily reflecting the increase in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 14.1% for the third quarter of 2010 compared to 14.2% for the third quarter of 2009.  Depreciation, amortization, and depletion expenses were $31.7 million in the third quarter of 2010 compared to $33.3 million in the third quarter of 2009.

Selling, general, and administrative.  Selling, general, and administrative expenses were $16.4 million in the third quarter of 2010 compared to $15.1 million for the same period in 2009.

Interest expense. Interest expense for the third quarter of 2010 was $32.2 million compared to $34.3 million for the same period in 2009.  The decrease in interest expense was primarily due to lower levels of outstanding debt in the third quarter of 2010.

Other income.  Other income of $70.3 million for the third quarter of 2009 included $46.7 million in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009, we did not recognize any benefit from this tax credit in the third quarter of 2010.  Verso also recognized $23.6 million in pre-tax net gains from the early retirement of debt at a discount in the third quarter of 2009.  Other income was de minimis in the third quarter of 2010.

First Nine Months of 2010 Compared to First Nine Months of 2009

Net Sales.  Net sales for the nine months ended September 30, 2010, increased 22.2% to $1,197.6 million from $979.9 million as total sales volume increased 27.7% compared to last year, reflecting improved economic conditions.  This increase was partially offset by a 4.3% decline in the average sales price per ton for all of our products, primarily reflecting the decline of coated paper prices throughout 2009.

Net sales for our coated and supercalendered papers segment increased 13.1% to $978.5 million for the nine months ended September 30, 2010, from $865.2 million for the nine months ended September 30, 2009.  This improvement reflects a 26.3% increase in paper sales volume, while the average paper sales price per ton for the nine months ended September 30, 2010, decreased 10.4% compared to the same period last year.

Net sales for our market pulp segment increased 68.6% to $124.4 million for the nine months ended September 30, 2010, from $73.8 million for the same period in 2009.  This increase was due to a 59.3% increase in average sales price per ton combined with a 5.9% increase in sales volume compared to the nine months ended September 30, 2009.

Net sales for our other segment increased 131.9% to $94.7 million for the nine months ended September 30, 2010, from $40.9 million for the nine months ended September 30, 2009.  The improvement in 2010 is due to a 147.7% increase in sales volume, reflecting the development of new paper product offerings for our customers.  Partially offsetting this increase was a 6.4% decrease in the average sales price per ton compared to the nine months ended September 30, 2009.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, increased 16.2% to $1,169.7 million for the nine months ended September 30, 2010, compared to $1,006.6 million for the same period last year, primarily reflecting the increase in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 10.4% for the nine months ended September 30, 2010, compared to 7.5% for the nine months ended September 30, 2009, reflecting $70.1 million of unabsorbed costs resulting from almost 320,000 tons of market downtime taken during the nine months ended September 30, 2009.  Depreciation, amortization, and depletion expenses were $96.6 million for the nine months ended September 30, 2010, compared to $100.6 million for the nine months ended September 30, 2009.

Selling, general, and administrative.  Selling, general, and administrative expenses were $49.2 million for the nine months ended September 30, 2010, compared to $45.4 million for the same period in 2009.

Interest expense. Interest expense for the nine months ended September 30, 2010 was $96.4 million compared to $89.9 million for the same period in 2009.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in 2010.

Other income.  Other income was $0.5 million for the nine months ended September 30, 2010, compared to $250.3 million for the nine months ended September 30, 2009.  Included in the results for 2009 were $189.1 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $57.8 million in net gains related to the early retirement of debt.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, make scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, given the uncertainty of the current economic environment, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As of September 30, 2010, $152.6 million was available for future borrowing under our revolving credit facility.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program which produced approximately $11 million of savings during the third quarter of 2010, and $30 million in the first nine months of 2010, compared to approximately $17 million in the third quarter of 2009, and $43 million in the first nine months of 2009.  Management expects this program to yield an additional $20 million in cost reductions over the next six months and continues to search for and develop additional cost savings measures.

Net cash flows from operating activities.  Verso Paper’s net cash used in operating activities of $16.2 million for the nine months ended September 30, 2010, was primarily attributable to net losses of $117.1 million net of non-cash depreciation, amortization, depletion and accretion charges of $96.6 million.  Net cash provided by operating activities of $59.2 million for the nine months ended September 30, 2009, was primarily due to net income of $87.8 million, partially offset by changes in working capital, which included a decline in accounts payable and accrued liabilities and an increase in accounts receivable.  The decline in accounts payable was primarily due to lower input costs, while the decline in accrued liabilities reflected lower accruals for interest payable and incentives and improvement in hedging positions.  Additionally, the increase in accounts receivable reflected the improvement in sales and accruals for alternative fuel mixture tax credits.  Included in net income for the nine months ended September 30, 2009, was $189.1 million in net benefits from alternative fuel mixture tax credits.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Verso Holdings’ net cash used in operating activities was $13.9 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $60.4 million for the nine months ended September 30, 2009.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Net cash flows from investing activities.  For the nine months ended September 30, 2010, Verso Paper used $41.0 million of net cash in investing activities due to investments in capital expenditures, compared to $29.9 million of net cash used in investing activities for the nine months ended September 30, 2009, due to investments in capital expenditures.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Net cash flows from financing activities.  Verso Paper’s net cash provided by financing activities was $26.2 million for the nine months ended September 30, 2010, reflecting $26.2 million in proceeds from the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  This compares to net cash used in financing activities of $56.2 million for the nine months ended September 30, 2009, reflecting principal payments and debt repurchases of $297.9 million on long-term debt and $101.0 million in payments on our revolving credit facility, partially offset by $288.8 million in proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs and $53.9 million in draws on our revolving credit facility.  Verso Holdings’ net cash provided by financing activities was $26.3 million for the nine months ended September 30, 2010, compared to net cash used in financing activities of $62.3 million for the nine months ended September 30, 2009.  Verso Holdings’ financing cash flows are principally the same as those of Verso Paper.  However, in 2009, Verso Holdings made additional cash distributions of $11.0 million to Verso Finance One in order to accommodate additional repurchases of debt and paid $1.1 million of expenses on behalf of Verso Paper.

Indebtedness.  As of September 30, 2010, Verso Paper’s aggregate indebtedness was $1,226.3 million, net of $18.8 million of unamortized discounts.  As of September 30, 2010, Verso Holdings’ aggregate indebtedness was $1,148.5 million, net of $18.8 million of unamortized discounts.

On September 30, 2010, Verso Holdings’ funded indebtedness consisted of the following:

●
$200 million revolving credit facility maturing in 2012, under which no amounts were outstanding, $31.6 million in letters of credit were issued, and $152.6 million was available for future borrowing as of September 30, 2010.  The borrowing capacity under our revolving credit facility has been reduced by $15.8 million as a result of the bankruptcy of Lehman Commercial Paper, Inc., “Lehman.”  As a result of Lehman’s inability to fulfill its obligation under the revolving credit facility, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.

●	$350 million aggregate principal amount of 11½% senior secured fixed rate notes due 2014;

●	$337 million aggregate principal amount of 9⅛% second priority senior secured fixed rate notes due 2014;

●	$180 million aggregate principal amount of second priority senior secured floating rate notes due 2014; and

●	$300 million aggregate principal amount of 11⅜% senior subordinated fixed rate notes due 2016.

The $200 million revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%.  Verso Holdings is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum and customary letter of credit and agency fees.  The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets of Verso Holdings and each of its direct and indirect subsidiaries.  It is also secured by first priority pledges of all the equity interests owned by Verso Holdings in its subsidiaries.  The obligations under the revolving credit facility are unconditionally guaranteed by Verso Finance and, subject to certain exceptions, each of its direct and indirect subsidiaries.  On June 3, 2009, the credit agreement was amended and restated to provide for the issuance of the 11½% senior secured notes due 2014 (see below), which are secured on a ratable and pari passu basis with the revolving credit facility.  The amendment also, among other things, increased the applicable margin for the interest rate on borrowings under the revolving credit facility to 3.0% for Eurodollar loans and 2.0% for base rate loans and eliminated the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio, providing us with additional business flexibility.

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

The 9⅛% second priority senior secured fixed rate notes due 2014 pay interest semi-annually.  The second priority senior secured floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and pay interest quarterly.  As of September 30, 2010, the interest rate was 4.22%.  The 11⅜% senior subordinated notes pay interest semi-annually.  The second priority senior secured fixed rate and floating rate notes have the benefit of a second priority security interest in the collateral securing the revolving credit facility, while the senior subordinated notes are unsecured.

Additionally, Verso Finance has $77.9 million outstanding on its senior unsecured floating-rate term loan which matures in 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  The term loan bears interest at a rate equal to LIBOR plus 6.25% on interest payments made in cash and LIBOR plus 7.00% for interest paid in-kind, or “PIK,” and added to the principal balance.  The weighted-average interest rate in effect on September 30, 2010, on the term loan was 6.79%.  Verso Finance elected to exercise the PIK option for $3.8 million of interest payments due in the first nine months of 2010.

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

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of September 30, 2010, we were in compliance in all material respects with the covenants in our debt agreements.

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

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value.  An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The impairment evaluation as of October 1, 2009, indicated no impairment of goodwill or trademarks assigned indefinite lives.

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

Pension Benefit Obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC), is our largest customer and accounted for approximately 11% and 10% of our net sales in the first nine months of 2010 and 2009, respectively.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of September 30, 2010.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of September 30, 2010, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of September 30, 2010, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2010, we had net unrealized losses of $5.7 million on open commodity contracts with maturities of one to 21 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.5 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2010
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: November 3, 2010
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