Form 10-K
period 2010-12-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2011-03-03
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

(901) 369-4100
(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Verso Paper Corp.

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Verso Paper Holdings LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Verso Paper Corp.	None
Verso Paper Holdings LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Verso Paper Corp.	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Verso Paper Corp.	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

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

Verso Paper Corp.	☑
Verso Paper Holdings LLC	☑

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

The aggregate market value of the voting and non-voting common equity of Verso Paper Corp. held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2010), was approximately $34,058,222.

As of February 18, 2011, Verso Paper Corp. had 52,482,842 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-K is a combined annual report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2011 annual meeting of stockholders.

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report and to Verso Paper’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from Resource Information Systems, Inc., or “RISI, Inc.” data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (i) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (ii) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (iii) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, November 2010 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2010.

PART I

Item 1.  Business

References to “Verso Paper” refer to Verso Paper Corp., a Delaware corporation, and its subsidiaries.  References to “Verso Finance One” refer to Verso Paper Finance Holdings One LLC and its subsidiaries.  Verso Finance One is a direct, wholly-owned subsidiary of Verso Paper.  References to “Verso Finance” refer to Verso Paper Finance Holdings LLC, a Delaware limited liability company, and its subsidiaries.  Verso Finance is a direct, wholly-owned subsidiary of Verso Finance One.  References to “Verso Holdings” refer to Verso Paper Holdings LLC, a Delaware limited liability company, and its subsidiaries.  Verso Holdings is a direct, wholly-owned subsidiary of Verso Finance.  Unless otherwise noted, references to “Company,” “we,” “us,” and “our” refer to Verso Paper including Verso Holdings, a separate public-reporting company and references to the “Predecessor” refer to the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper.  We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, or “IPO," of 14 million shares of common stock.

Our principal executive offices are located at 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436.  Our telephone number is (901) 369-4100.  Our website address is www.versopaper.com.  Information on or accessible through our website is not considered part of this annual report.

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

We operate 12 paper machines at four mills located in Maine, Michigan, and Minnesota.  The mills have a combined annual production capacity of 1,560,000 tons of coated paper, 140,000 tons of supercalendered paper, 165,000 tons of ultra-lightweight specialty and uncoated papers, and 895,000 tons of kraft pulp.

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

Our net sales (in millions) by product line for the year ended December 31, 2010, are illustrated below:

Industry

Based on 2010 sales, the size of the global coated paper industry is estimated to be approximately $43 billion, or 48 million tons of coated paper shipments, including approximately $9 billion, or 10 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

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

Products

We manufacture three main grades of paper: coated groundwood paper, coated freesheet paper, and supercalendered paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, bulk, opacity, and strength.  We also produce Northern Bleached Hardwood Kraft, or “NBHK,” pulp.  The following table sets forth our principal products by tons sold and as a percentage of our net sales in 2010:

(Tons in thousands, Dollars in millions)	Tons Sold		Net Sales
Product:	Kts	%	$	%
Coated groundwood paper	896	44	$717	45
Coated freesheet paper	572	28	474	29
Supercalendered paper	175	8	124	8
Pulp	270	13	165	10
Other	151	7	125	8
Total	2,064	100	$1,605	100

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

Manufacturing

We operate 12 paper machines at four mills located in Maine, Michigan, and Minnesota.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills based on the cash cost of delivery to Chicago.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 1,560,000 tons of coated paper, 140,000 tons of supercalendered paper, 165,000 tons of ultra-lightweight specialty and uncoated papers, and 895,000 tons of kraft pulp.  Of the pulp that we produce, we consume approximately 625,000 tons internally and sell the rest.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table sets forth the locations of our mills, the products they produce and other key operating information:

			Production
		Paper	Capacity
Mill/Location	Product/Paper Grades	Machines	(in tons)
Jay (Androscoggin), Maine	Lightweight Coated Groundwood	2	355,000
	Lightweight Coated Freesheet	1	175,000
	Specialty/Uncoated	1	105,000
	Pulp		420,000
Bucksport, Maine	Lightweight and Ultra-Lightweight Coated Groundwood and
	High Bulk Specialty Coated Groundwood	3	440,000
	Specialty/Uncoated	1	55,000
Quinnesec, Michigan	Coated Freesheet	1	410,000
	Specialty/Uncoated		5,000
	Pulp		475,000
Sartell, Minnesota	Lightweight and Ultra-Lightweight Coated Groundwood	1	180,000
	Supercalendered	2	140,000

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

Catalog and magazine publishers with longer print runs tend to purchase paper in roll form for use in web printing, a process of printing from a reel of paper as opposed to individual sheets of paper, in order to minimize costs.  In contrast, commercial printers typically buy large quantities of sheeted paper in order to satisfy the short-run printing requirements of their customers.  We believe that sheeted paper is a less attractive product as it requires additional processing, bigger inventory stocks, a larger sales and marketing team and a different channel strategy.  For this reason, we have pursued a deliberate strategy of configuring our manufacturing facilities to produce all web-based papers which are shipped in roll form and have developed relationships with third-party converters to address any sheeted paper needs of our key customers.

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

Kraft Pulp.  Overall, we have the capacity to produce 895,000 tons of kraft pulp, consisting of 420,000 tons of pulp at the Androscoggin mill and 475,000 tons of pulp at the Quinnesec mill, of which a total of approximately 625,000 tons are consumed internally.  We supplement our internal production of kraft pulp with purchases from third parties.  In 2010, these purchases were approximately 163,000 tons of pulp.  We purchase the pulp requirements from a variety of suppliers and are not dependent on any single supplier to satisfy our pulp needs.

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

Sales to End-Users.  In 2010, we sold approximately 37% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2010, our total sales to brokers and merchants represented approximately 50% of our total sales.  Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2010, our total sales to printers represented approximately 13% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year.  Typically, our sales agreements provide for quarterly price adjustments based on market price movements.

Part of our strategy is to continually reduce the cost to serve our customer base through e-commerce initiatives which allow for simplified ordering, tracking and invoicing.  In 2010, orders totaling $395.3 million, or approximately 28% of our total paper sales, were placed through our online ordering platforms.  We are focused on further developing our technology platform and e-commerce capabilities.  To this end, we operate Nextier Solutions, an Internet-based system that allows for collaborative production planning, order placement, and inventory management throughout the supply chain.  Participants use the system to maximize supply chain efficiencies, improve communication, and reduce operating costs, and they pay us subscription and transaction fees for system usage.

Customers

We serve the catalog, magazine, insert and commercial printing markets and have developed long-standing relationships with the premier North American retailers and catalog and magazine publishers.  The length of our relationships with our top ten customers averages more than 20 years.  Approximately 11% of our net sales in 2010  were to xpedx and its affiliated companies.  Other key customers include leading magazine publishers such as Condé Nast Publications, Inc., Hearst Corporation, National Geographic Society, and Time Inc.; leading catalog producers such as Avon Products, Inc. and Sears Holding Corporation; leading commercial printers such as Quad/Graphics, Inc. and RR Donnelley & Sons Company; and leading paper merchants and brokers, such as A.T. Clayton & Co. and Clifford Paper, Inc.

Our net sales, excluding pulp sales, by end-user segment for the year ended December 31, 2010, are illustrated below (dollars in millions):

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations.

Examples of our research and development efforts implemented over the past several years include:

●	high-bulk offset and rotogravure coated groundwood;

●	lightweight grade No. 4 coated groundwood;

●	ultra-lightweight grade No. 5 coated groundwood;

●	rotogravure coated freesheet; and

●	innovative and performance driven products for the flexible packaging, label, and specialty printing markets.

Intellectual Property

We have several patents and patent applications in the United States and various foreign countries.  These patents and patent applications generally relate to various paper manufacturing methods and equipment which may become commercially viable in the future.  We also have trademarks for our names, Verso® and Verso Paper®, as well as for our products such as Influence®, Velocity®, Liberty®, Advocate® and Clarity®.  In addition to the intellectual property that we own, we license a significant portion of the intellectual property used in our business on a perpetual, royalty-free, non-exclusive basis from International Paper.

Competition

Our business is highly competitive.  A significant number of North American competitors produce coated and supercalendered papers, and several overseas manufacturers, principally from Europe, export to North America.  We compete based on a number of factors, including:

●	price;

●	product availability;

●	product quality;

●	breadth of product offerings;

●	timeliness of product delivery; and

●	customer service.

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

Employees

As of December 31, 2010, we had approximately 2,800 employees, of whom approximately 35% are unionized and approximately 75% are hourly employees.  Employees at two of our four mills are represented by labor unions under a total of three collective bargaining agreements.  The current collective bargaining agreements expire in April 2011 at which time we expect to enter into new agreements with substantially similar terms.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional and local general and industry specific environmental, health and safety laws and regulations, including the federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Health and Safety Act, and analogous state and local laws.  Our operations also are subject to two regional regimes designed to address climate change, the Regional Greenhouse Gas Initiative in the northeastern United States and the Midwestern Greenhouse Gas Reduction Accord, and in the future we may be subject to additional federal, state, regional, local, or supranational legislation related to climate change and greenhouse gas controls.  Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, treatment, and disposal of materials and waste, and remediation of soil, surface water and ground water contamination.  Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for any failure to comply.  In addition, failure to comply with these laws and regulations could result in the interruption of our operations and, in some cases, facility shutdowns.

Certain of these environmental laws, such as CERCLA and analogous state laws, provide for strict, and under certain circumstances, joint and several liability for investigation and remediation of the release of hazardous substances into the environment, including soil and groundwater.  These laws may apply to properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed.  Under these environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources.  We handle and dispose of wastes arising from our mill operations, including disposal at on-site landfills.  We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the expected cost of landfill closure and post-closure care.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills or another location where we have disposed of, or arranged for the disposal of, wastes.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $7.3 million in 2010, $2.6 million in 2009, and $9.7 million in 2008, and we expect to incur additional environmental capital expenditures of approximately $1 million in 2011.  We anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

Available Information

Our website is located at www.versopaper.com.  We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission, or “SEC,” pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

Our earnings are sensitive to price changes in coated or supercalendered paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and Earnings Before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” for several reasons:

●
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Our average coated paper prices declined from 2008 through the first quarter of 2010, but average prices began to climb modestly in the second quarter of 2010.  We expect prices to continue to improve in 2011, but we cannot assure you that the prices will continue to improve. Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

●
Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in our costs to our customers absent increases in the market price.  In addition, a significant portion of our sales are pursuant to sales agreements that limit price increases.  Thus, even though our costs may increase, we may not have the ability to increase the prices for our products, or the prices for our products may decline.

●
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

Therefore, our ability to achieve acceptable margins is principally dependent on (1) managing our cost structure, (2) managing changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control and (3) general conditions in the paper market.  If the prices of our products decline, or if our raw material costs increase, it could have a material adverse effect on our business, financial condition and results of operations.

The paper industry is cyclical and North American demand for certain paper products tends to decline during a weak U.S. economy.  Fluctuations in supply and demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. North American demand for coated and supercalendered paper products tends to decline during a weak U.S. economy. Accordingly, general economic conditions and demand for magazines and catalogs may have a material adverse impact on the demand for our products, which may result in a material adverse effect on our business, financial condition and results of operations. In addition, currency fluctuations can have a significant impact on the supply of coated paper products in North America. If the U.S. dollar strengthens, imports may increase, which would cause the supply of paper products available in the North American market to increase. Foreign overcapacity also could result in an increase in the supply of paper products available in the North American market. An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company.  As of December 31, 2010, Verso Paper’s total indebtedness was $1,228.6 million, net of $17.9 million of unamortized discounts.  The total amount of payments Verso Paper will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $119.7 million, $118.9 million, and $192.1 million, respectively (assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).  As of December 31, 2010, Verso Holdings’ total indebtedness was $1,172.7 million, net of $17.9 million of unamortized discounts.  The total amount of payments Verso Holdings will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $115.8 million, $115.1 million, and $114.0 million, respectively (assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).  Because some of our debt bears variable rates of interest, our interest expense could increase in the future.

Our high degree of leverage could have important consequences, including:

●	increasing our vulnerability to general adverse economic and industry conditions;

●
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

●	increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●
exposing us to the risk of increased interest rates as borrowings under our senior secured credit facility and our second priority senior secured floating rate notes are subject to variable rates of interest;

●	placing us at a competitive disadvantage compared to our competitors that have less debt; and

●	limiting our ability to borrow additional funds.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially  more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing our notes and our senior secured revolving credit facility do not fully prohibit us or our subsidiaries from doing so.  In addition, subject to covenant compliance and certain conditions, our senior secured revolving credit facility permits borrowing of up to approximately an additional $155.9 million (as of December 31, 2010).  If new  indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.  Our total capital expenditures were $81 million in 2010 with approximately $7.5 million reimbursed through a Recovery Act grant for the deployment of waste energy recovery technologies.  Capital expenditures in 2010 included approximately $34 million for maintenance and environmental capital expenditures.  We currently estimate our capital expenditures to range between $85 million and $95 million during 2011, including approximately $36 million for maintenance and environmental capital expenditures.  We anticipate that our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.  However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all.  If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flow in the future and our ability to borrow under our credit facility to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations which we are subject to under our indebtedness.  Additionally, until December 31, 2009, the United States government provided an excise tax credit to taxpayers for the use of alternative fuel mixtures.  As a result of our use of an alternative fuel mixture containing “black liquor,” a byproduct of pulp production, at our Androscoggin and Quinnesec mills, we recognized $238.9 million of alternative fuel mixture tax credits in the year ended December 31, 2009, including approximately $10 million for claims pending at December 31, 2009.  The amount recognized in fiscal 2009 includes amounts received for claims for use of the alternative fuel mixture from September 2008 through December 2009.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.

In addition to our debt service needs, our parent company, Verso Finance, will likely need to rely upon distributions from us to service its outstanding term loans, $79.2 million aggregate principal amount of which are outstanding as of December 31, 2010, including for the payment of interest, to the extent that our parent elects to pay interest in cash, and for the payment of principal at maturity in February 2013.  Our ability to generate sufficient cash from operations to make distributions to our parent will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  In addition, our ability to make distributions to our parent is subject to restrictions in our various debt instruments.  For example, the indentures governing our notes generally limit the amount of “restricted payments,” including dividends, that we can make to an amount equal to 50% of our consolidated net income (as defined) since July 1, 2006, subject to satisfaction of certain other tests and certain exceptions and our credit agreement only permits dividends to fund debt service of our parent from a “cumulative credit” basket built from proceeds of equity, certain cash flow and certain other items.  In addition, the notes provide certain exceptions to this to permit additional dividends.  As described above, our ability to generate net income will depend upon various factors that may be beyond our control.  We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to our parent in amounts sufficient to allow it to pay cash interest on its debt.  If Verso Finance is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital.  We cannot assure you that our parent will be able to accomplish these actions on satisfactory terms, if at all.  A default under the Verso Finance term loans could result in a change of control under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facility and our outstanding notes.

Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for at least the next year.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our senior secured revolving credit facility matures in 2012 and our parent’s term loan matures in 2013.  We may explore additional steps to raise liquidity including potential dispositions of non-core assets.  We may need to refinance all or a portion of our indebtedness on or before the maturity thereof.  We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility and our outstanding notes, on commercially reasonable terms or at all.  If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.  We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Restrictive covenants in the indentures governing our notes and in our senior secured revolving credit agreement may restrict our ability to pursue our business strategies.

The indentures governing our notes and our senior secured revolving credit agreement limit our ability, among other things, to:

●	incur additional indebtedness;

●	pay dividends or make other distributions or repurchase or redeem our stock;

●	prepay, redeem or repurchase certain of our indebtedness;

●	make investments;

●	sell assets, including capital stock of restricted subsidiaries;

●	enter into agreements restricting our subsidiaries’ ability to pay dividends;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

●	enter into transactions with our affiliates; and

●	incur liens.

A breach of any of these restrictive covenants could result in a default under the indentures governing our notes and our senior secured revolving credit agreement. If a default occurs, the holders of the notes and the lenders under our senior secured revolving credit facility may elect to declare all borrowings or notes outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under our senior secured revolving credit facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.  If we are unable to repay our indebtedness when due or declared due, the lenders under our senior secured revolving credit facility and our other secured indebtedness will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness.  If the indebtedness under our senior secured revolving credit facility and our outstanding notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our secured indebtedness and we could be forced into bankruptcy or liquidation.

Developments in alternative media could adversely affect the demand for our products.

Trends in advertising, electronic data transmission and storage and the internet could have adverse effects on traditional print media, including our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty.  Our magazine and catalog publishing customers may increasingly use, and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, particularly the internet, instead of paper made by us.  As the use of these alternatives grows, demand for our paper products could decline.

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

In addition, the following factors will affect our ability to compete:

●	product availability;

●	the quality of our products;

●	our breadth of product offerings;

●	our ability to maintain plant efficiencies and to achieve high operating rates;

●	manufacturing costs per ton;

●	customer service and our ability to distribute our products on time; and

●	the availability and/or cost of wood fiber, market pulp, chemicals, energy and other raw materials and labor.

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

The supply of energy or raw materials may be adversely affected by, among other things, hurricanes and other natural disasters or an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, events in the Middle East.  For example, wood fiber is a commodity and prices historically have been cyclical.  The primary source for wood fiber is timber.  Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States.  In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups, litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires and campaigns or other measures by environmental activists also could affect timber supplies.  The availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice and wind storms, droughts, floods and other natural and man-made causes.  Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased our costs.  Any significant shortage or significant increase in our energy or raw material costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition and results of operations.  Any disruption in the supply of energy or raw materials also could affect our ability to meet customer demand in a timely manner and could harm our reputation.  Furthermore, we may be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility.

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

Our largest customer, xpedx and its affiliated companies, accounted for approximately 11% of our net sales in 2010.  In 2010, our ten largest customers (including xpedx and its affiliates) accounted for approximately 52% of our net sales, while our ten largest end-users accounted for approximately 23% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

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

A significant portion of paper is used in magazines, catalogs, and other promotional mailings.  Many of these materials are distributed through the mail.  Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in magazine and advertising materials, and/or cause catalog and magazine publishers to use alternate methods to distribute their materials.  Any of the foregoing could decrease the demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2010, approximately 35%, of our employees were represented by labor unions under three collective bargaining agreements at two of our mills.  The current collective bargaining agreements expire in April 2011 at which time we expect to enter into new agreements with substantially similar terms.  We may become subject to material cost increases or additional work rules imposed by agreements with labor unions.  This could increase expenses in absolute terms and/or as a percentage of net sales.  In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future.  Any of these factors could negatively affect our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train.  If any third-party transportation provider fails to deliver our products in a timely manner, we may be unable to sell them at full value.  Similarly, if any transportation provider fails to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis.  Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events.  Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our business, financial condition and results of operations.  In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise.  Furthermore, increases in the cost of our transportation services, including as a result of rising fuel costs, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various environmental, health and safety laws and regulations that could impose substantial costs or other liabilities upon us and may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to a wide range of federal, state, regional, and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal and site remediation.  Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  In addition, we handle and dispose of wastes arising from our mill operations and operate a number of on-site landfills to handle that waste.  We maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for these landfill operations.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.  Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, wastes.  The 2006 acquisition agreement with International Paper contains an environmental indemnity, subject to certain limitations, for former properties and former off-site shipments related to the business during the time it was owned by International Paper, as well as certain other limited environmental liabilities.  There can be no assurance that International Paper will perform under any of its environmental indemnity obligations, and its failure to do so could have a material adverse effect on our financial condition and results of operations.  We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including due to human exposure to hazardous substances.  Increasingly stringent or new environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

A 2007 decision of the United States Supreme Court held that greenhouse gases are subject to regulation under the Clean Air Act.  The Environmental Protection Agency, or “EPA,” has subsequently issued regulations applicable to us which require monitoring of greenhouse gas emissions.  The EPA has also issued regulations which require certain new and modified air emissions sources to control their greenhouse gas emission, which may have a material effect on our operations.  The United States Congress has in the past, and may in the future, consider legislation which would similarly provide for regulation of greenhouse gas emissions.  It is also possible that we could become subject to other federal, state, regional, local, or supranational legislation related to climate change and greenhouse gas controls.  We do not expect that we would be disproportionately affected by these measures as compared to similarly situated operators in the United States.

A downgrade in our debt ratings could result in increased interest and other financial expenses related to future borrowings, and could further restrict our access to additional capital or trade credit.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us.  Each of these ratings is currently below investment grade.  Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings, and could restrict our ability to obtain financing on satisfactory terms.  In addition, any further downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Lenders under our revolving credit facility may not fund their commitments.

Although the lenders under our revolving credit facility are well-diversified, totaling 14 lenders at December 31, 2010, there can be no assurance that deterioration in the credit markets or overall economy will not affect the ability of our lenders to meet their funding commitments. If a lender fails to honor its commitment under the revolving credit facility, that portion of the credit facility will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender. We currently anticipate that all of our lenders will participate in future requests for funding, but a previous lender, Lehman Commercial Paper, Inc., or Lehman, failed to fund the portion of its commitment with respect to a borrowing request we made in October 2008.  Barclays Bank PLC purchased Lehman’s commitment on February 3, 2011.

Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under our revolving credit facility or among its lenders were to occur.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.      Properties

Our corporate headquarters are located in Memphis, Tennessee.  We own four mills located in Maine, Michigan, and Minnesota at which we operate 12 paper machines.  We also own five hydroelectric dams, of which four provide hydroelectric power to our Androscoggin mill and the fifth services our Sartell mill.  In addition, we own 16 and lease four woodyards for the purpose of storage and loading of forest products and lease a number of sales offices.

Our headquarters and material facilities as of December 31, 2010, are shown in the following table:

Location	Use	Owned/Leased
Memphis, Tennessee	corporate headquarters	leased
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Bucksport, Maine	paper mill	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Sartell, Minnesota	paper mill	owned
West Chester, Ohio	sales, distribution, and customer service	leased

Item 3.      Legal Proceedings

We are involved in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

Item 4.      Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.      Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “VRS.”  The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the indicated periods:

	High	Low
2010
First quarter	$3.96	$2.64
Second quarter	5.76	2.29
Third quarter	3.23	2.05
Fourth quarter	4.03	2.80
2009
First quarter	$1.40	$0.32
Second quarter	2.00	0.50
Third quarter	3.79	1.01
Fourth quarter	3.50	2.10
2008
Second quarter (from May 15)	$12.01	$7.72
Third quarter	8.42	2.16
Fourth quarter	2.59	0.82

Holders

As of February 18, 2011, there were 21 stockholders of record of our common stock.

Dividends

We paid no dividends on our common stock prior to our IPO.  Following our IPO in May 2008, we paid cash dividends on our common stock in the amount of $0.03 per share for the second and third quarters, which were declared and paid in the following quarter.  We suspended the payment of dividends in 2008 beginning with the fourth quarter dividend.  Past dividend payments are not indicative of our future dividend policy, and there can be no assurance that we will declare or pay any cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants of our revolving credit facility and the indentures governing our outstanding notes, and may be further restricted by the terms of any of our future debt or preferred securities.  As of December 31, 2010, we were in compliance with these restrictive covenants.

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2010.

Number of securities
	Number of	Weighted-	remaining available
	securities to be	average	for future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,407,840	$3.33	2,421,706
Equity compensation plans not approved by security holders	-	-	-
Total	1,407,840	$3.33	2,421,706

Item 6.      Selected Financial Data

The following tables present our selected financial data as of and for the periods presented for Verso Paper and Verso Holdings.  The following information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report.

The selected historical financial data for the seven months ended July 31, 2006, have been derived from the audited combined financial statements of the Predecessor.  The selected historical financial data for Verso Paper as of and for the years ended December 31, 2010, 2009, 2008, and 2007, and as of and for the five months ended December 31, 2006, have been derived from the audited consolidated (2010, 2009 and 2008) and combined (2007 and 2006) financial statements of Verso Paper.  The selected historical financial data for Verso Holdings as of and for the years ended December 31, 2010, 2009, 2008, and 2007, and as of and for the five months ended December 31, 2006, have been derived from the audited consolidated (2010, 2009, 2008, and 2007) and combined (2006) financial statements of Verso Holdings.  The audited consolidated financial statements of Verso Paper and Verso Holdings as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, are included elsewhere in this annual report.

						Predecessor
	VERSO PAPER Consolidated			VERSO PAPER Combined		Combined
					Five	Seven
				Year	Months	Months
				Ended	Ended	Ended
(Dollars and tons in millions except	Year Ended December 31,			December 31,	December 31,	July 31,
per share amounts)	2010	2009	2008	2007	2006	2006
Statement of Operations Data:
Net sales	$1,605.3	$1,360.9	$1,766.8	$1,628.8	$706.8	$904.4
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,410.8	1,242.7	1,463.2	1,403.0	589.3	771.6
Depreciation, amortization, and depletion	127.4	132.7	134.5	123.2	48.3	72.7
Selling, general, and administrative expenses	71.0	61.9	79.7	53.2	14.4	34.3
Restructuring and other charges	-	1.0	27.4	19.4	10.1	(0.3)
Total operating expenses	1,609.2	1,438.3	1,704.8	1,598.8	662.1	878.3
Operating income (loss)	(3.9)	(77.4)	62.0	30.0	44.7	26.1
Interest income	(0.1)	(0.3)	(0.8)	(1.5)	(1.8)	-
Interest expense	128.1	123.4	125.6	143.0	49.1	8.4
Other income, net(1)	(0.9)	(307.3)	-	-	-	-
Income (loss) before income taxes	(131.0)	106.8	(62.8)	(111.5)	(2.6)	17.7
Income tax expense	0.1	0.8	-	-	-	7.0
Net income (loss)	$(131.1)	$106.0	$(62.8)	$(111.5)	$(2.6)	$10.7
Per Share Data:
Earnings (loss) per share:
Basic	$(2.50)	$2.03	$(1.35)	$(2.93)	$(0.07)
Diluted	(2.50)	2.03	(1.35)	(2.93)	(0.07)
Weighted average common shares
outstanding (in thousands):
Basic	52,445	52,138	46,691	38,047	38,047
Diluted	52,445	52,153	46,691	38,047	38,047
Statement of Cash Flows Data:
Cash provided by operating activities	$73.5	$177.2	$54.1	$15.0	$128.2	$39.3
Cash used in investing activities	(98.3)	(34.1)	(81.3)	(69.1)	(1,402.0)	(27.6)
Cash provided by (used in) financing
activities	25.5	(110.5)	88.2	0.2	1,386.3	(11.6)
Other Financial and Operating Data:
EBITDA(2)	$124.4	$362.6	$196.5	$153.2	$93.0	$98.8
Capital expenditures	(73.6)	(34.2)	(81.4)	(70.9)	(27.8)	(27.7)
Total tons sold	2,063.6	1,724.5	1,952.7	2,096.3	866.4	1,145.0
Balance Sheet Data:
Working capital(3)	$162.4	$210.6	$151.9	$87.2	$153.8
Property, plant and equipment, net	972.7	1,022.6	1,116.0	1,160.2	1,212.3
Total assets	1,516.1	1,572.7	1,636.4	1,603.5	1,711.0
Total debt	1,228.6	1,192.4	1,357.7	1,419.6	1,169.3
Total equity (deficit)	(6.8)	125.3	(10.0)	(75.1)	280.0
(1)	Other income was $307.3 million for the year ended December 31, 2009, which includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in net gains related to the early retirement of debt.
(2)	EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity. The following table reconciles net income (loss) to EBITDA for the periods presented:

						Predecessor
	VERSO PAPER Consolidated			VERSO PAPER Combined		Combined
					Five	Seven
				Year	Months	Months
				Ended	Ended	Ended
	Year Ended December 31,			December 31,	December 31,	July 31,
(Dollars in millions)	2010	2009	2008	2007	2006	2006
Reconciliation of net income (loss) to
EBITDA:
Net income (loss)	$(131.1)	$106.0	$(62.8)	$(111.5)	$(2.6)	$10.7
Income tax expense	0.1	0.8	-	-	-	7.0
Interest expense, net	128.0	123.1	124.8	141.5	47.3	8.4
Depreciation, amortization, and depletion	127.4	132.7	134.5	123.2	48.3	72.7
EBITDA	$124.4	$362.6	$196.5	$153.2	$93.0	$98.8
(3)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

						Predecessor
	VERSO HOLDINGS Consolidated					Combined
					Five	Seven
					Months	Months
					Ended	Ended
	Year Ended December 31,				December 31,	July 31,
(Dollars and tons in millions)	2010	2009	2008	2007	2006	2006
Statement of Operations Data:
Net sales	$1,605.3	$1,360.9	$1,766.8	$1,628.8	$706.8	$904.4
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,410.8	1,242.7	1,462.3	1,403.2	589.3	771.6
Depreciation, amortization, and depletion	127.4	132.7	134.4	123.1	48.3	72.7
Selling, general, and administrative expenses	70.9	61.7	79.4	52.0	14.0	34.3
Restructuring and other charges	-	1.0	27.4	19.4	10.1	(0.3)
Total operating expenses	1,609.1	1,438.1	1,703.5	1,597.7	661.7	878.3
Operating income (loss)	(3.8)	(77.2)	63.3	31.1	45.1	26.1
Interest income	(0.1)	(0.2)	(0.8)	(1.5)	(1.8)	-
Interest expense	122.5	116.1	103.2	113.9	48.7	8.4
Other income, net(1)	(0.7)	(273.8)	-	-	-	-
Income (loss) before income taxes	(125.5)	80.7	(39.1)	(81.3)	(1.8)	17.7
Income tax expense	-	-	-	-	-	7.0
Net income (loss)	$(125.5)	$80.7	$(39.1)	$(81.3)	$(1.8)	$10.7
Statement of Cash Flows Data:
Cash provided by operating activities	$75.8	$180.1	$74.9	$38.8	$128.8	$39.3
Cash used in investing activities	(98.3)	(34.1)	(80.3)	(67.8)	(1,391.8)	(27.6)
Cash provided by (used in) financing
activities	25.4	(115.8)	66.4	(24.9)	1,375.4	(11.6)
Other Financial and Operating Data:
EBITDA(2)	$124.3	$329.3	$197.7	$154.2	$93.4	$98.8
Capital expenditures	(73.6)	(34.2)	(80.4)	(69.6)	(27.5)	(27.7)
Total tons sold	2,063.6	1,724.5	1,952.7	2,096.3	866.4	1,145.0
Balance Sheet Data:
Working capital(3)	$162.3	$210.4	$156.3	$95.6	$154.0
Property, plant, and equipment, net	972.7	1,022.6	1,115.7	1,159.9	1,212.0
Total assets	1,530.5	1,560.3	1,614.1	1,577.0	1,692.4
Total debt	1,172.7	1,118.3	1,245.7	1,156.4	1,159.3
Total equity	71.4	198.0	91.7	174.9	279.7
(1)
Other income was $273.8 million for the year ended December 31, 2009, which includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $31.3 million in net gains related to the early retirement of debt.

(2)	EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity. The following table reconciles net income (loss) to EBITDA for the periods presented:

						Predecessor
	VERSO HOLDINGS Consolidated					Combined
					Five	Seven
					Months	Months
					Ended	Ended
	Year Ended December 31,				December 31,	July 31,
(Dollars in millions)	2010	2009	2008	2007	2006	2006
Reconciliation of net income (loss) to
EBITDA:
Net income (loss)	$(125.5)	$80.7	$(39.1)	$(81.3)	$(1.8)	$10.7
Income tax expense	-	-	-	-	-	7.0
Interest expense, net	122.4	115.9	102.4	112.4	46.9	8.4
Depreciation, amortization, and depletion	127.4	132.7	134.4	123.1	48.3	72.7
EBITDA	$124.3	$329.3	$197.7	$154.2	$93.4	$98.8
(3)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations includes statements regarding the industry outlook and our expectations regarding the performance of our business.  These non-historical statements in the discussion and analysis are forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.”  Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The discussion and analysis should be read in conjunction with the “Risk Factors” and financial statements and notes thereto included elsewhere in this annual report.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Paper’s indirect, wholly-owned subsidiary, Verso Holdings, in all material respects, except for Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance.

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

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities of the business of International Paper.  We were formed by affiliates of Apollo for the purpose of consummating the Acquisition from International Paper.  Verso Paper went public on May 14, 2008, with an IPO of 14 million shares of common stock.

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.  Paper prices were peaking in 2008, following permanent closures by our North American competitors of approximately 1 million tons of annual production capacity (approximately 9% of North American coated paper capacity).  Paper prices in 2008 also benefitted from our customers rebuilding their paper inventories after a significant depletion in the second half of 2007.  In the second half of 2008, we saw a significant weakening in demand as general economic conditions began to worsen.  This weakened demand, coupled with the inventory build, put downward pressure on prices in late 2008 and into 2009, causing us, and most coated paper producers, to curtail production to match supply with demand.  Coated prices continued to remain under pressure through the first quarter of 2010; however, as market conditions improved due to a stronger economy and a better balance between supply and demand, prices began to climb modestly through the remainder of 2010.  We expect prices to continue to improve in 2011.

We are primarily focused on serving two end-user segments: catalogs and magazines.  In 2010, we believe we were a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with changes in the GDP of the United States – they rise with a strong economy and contract with a weak economy.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year.  Typically, our sales agreements provide for quarterly price adjustments based on market price movements.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers which comprise approximately 670 end-user accounts.  In 2010, xpedx and its affiliated companies accounted for approximately 11% of our total net sales.

Our historical results include specialty papers that we manufacture for Thilmany, LLC, or “Thilmany,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Thilmany, these products are sold to Thilmany at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Thilmany totaled $37.8 million, $39.0 million, and $42.4 million in 2010, 2009, and 2008, respectively.

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

Labor .  Labor costs include wages, salary and benefit expenses attributable to our mill personnel.  Mill employees at a non-managerial level are compensated on an hourly basis.  Management employees at our mills are compensated on a salaried basis.  Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term.  In addition, we have not experienced significant labor shortages.

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

Selling, General, and Administrative Expenses

The principal components of our selling, general, and administrative expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to certain information technology systems, and research and development expenses. In addition, we previously paid an annual management fee to Apollo under a management agreement pursuant to which Apollo provided us with certain financial and strategic advisory services and consulting services.  Upon the consummation of the IPO in 2008, Apollo terminated the annual fee arrangement under the management agreement.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 450, Contingencies, ASC Topic 360, Property, Plant, and Equipment, ASC Topic 350, Intangibles – Goodwill and Other, and ASC Topic 715, Compensation – Retirement Benefits.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value.  An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty® and Advocate®.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The valuation as of October 1, 2010, of goodwill and trademarks assigned indefinite lives, indicated no impairment.

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

Recent Accounting Developments

Fair Value Measurements and Disclosures — In January 2010, the FASB issued Accounting Standards Update, or “ASU,” 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since this guidance only affects disclosure requirements, our adoption of the initial requirements, for the quarterly period ended March 31, 2010, had no impact on our consolidated financial statements, and the adoption of the remaining provisions is expected to have no impact on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after December 31, 2010, are not expected to have a significant effect on our consolidated financial statements.

Financial Overview

Our total sales volume  increased 19.7% in 2010 compared to 2009, as market conditions improved due to a stronger economy and a better balance between supply and demand.  Sales volume was stable in the fourth quarter of 2010 compared to the fourth quarter of 2009, and fell 8.5% from the seasonally strong third quarter of 2010.  The average sales price for all of our products increased 7.1% in the fourth quarter of 2010 compared to the fourth quarter of 2009 and grew 2.9% from the third quarter of 2010, reflecting the improving economic conditions and stronger demand for our coated paper products.  Although the average sales price for the year ended December 31, 2010, was 1.4% below the average price realized in 2009, prices have been increasing since the second quarter of 2010.

Net sales for the fourth quarter of 2010 increased $26.7 million, or 7.0%, as the average sales price for all of our products increased 7.1% compared to the fourth quarter of 2009.  Our gross margin was 17.2% for the fourth quarter of 2010 compared to 11.6% for the same period in 2009 and 14.1% for the third quarter of 2010.

We continue to assess and implement, as appropriate, various cost reduction initiatives. Our company-wide cost reduction program produced approximately $41 million of savings during 2010, of which approximately $11 million was realized during the fourth quarter.  Management continues to search for and develop additional cost savings opportunities and expects this program to yield an additional $56 million in cost reductions.  Included in this program are productivity improvements, material usage reductions, energy usage reductions, labor cost savings, material and chemical substitution, and workforce planning improvements.

We also continue to develop and execute our renewable energy strategy.  In 2010, we received $7.5 million in reimbursements from a $9.3 million American Recovery and Reinvestment Act of 2009 grant for the deployment of waste energy recovery technologies.  In addition, we announced the launch of a $43 million renewable energy project at our mill in Quinnesec, Michigan, which will allow more than 95% of the electricity generated on site to be from renewable biomass sources, and a $40 million renewable energy project at our mill in Bucksport, Maine, which will provide a 43% increase in thermal energy production from renewable biomass.

Included in the results for 2009 were $238.9 million in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Since the tax credit, as it relates to liquid fuels derived from biomass expired on December 31, 2009, we did not recognize any benefit from this tax credit in 2010.  Additionally, Verso Paper and Verso Holdings recognized $64.8 million and $31.3 million, respectively, in pre-tax net gains from the early retirement of debt at a discount in 2009.

Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2010, 2009 and 2008.  Cost of sales in the following table and discussion includes the cost of products sold and depreciation, amortization and depletion.  The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Net sales	$1,605,316	$1,360,854	$1,766,813	$1,605,316	$1,360,854	$1,766,813
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,410,770	1,242,743	1,463,169	1,410,770	1,242,743	1,462,333
Depreciation, amortization, and depletion	127,367	132,682	134,458	127,367	132,682	134,344
Selling, general, and administrative expenses	71,043	61,889	79,744	70,989	61,655	79,441
Restructuring and other charges	-	979	27,416	-	979	27,416
Total operating expenses	1,609,180	1,438,293	1,704,787	1,609,126	1,438,059	1,703,534
Operating income (loss)	(3,864)	(77,439)	62,026	(3,810)	(77,205)	63,279
Interest income	(120)	(246)	(770)	(124)	(241)	(770)
Interest expense	128,077	123,365	125,622	122,528	116,130	103,200
Other income, net	(884)	(307,307)	-	(734)	(273,796)	-
Income (loss) before income taxes	(130,937)	106,749	(62,826)	(125,480)	80,702	(39,151)
Income tax expense	145	746	-	-	-	-
Net income (loss)	$(131,082)	$106,003	$(62,826)	$(125,480)	$80,702	$(39,151)

2010 Compared to 2009

Net Sales.  Net sales for 2010 increased 18.0% to $1,605.3 million from $1,360.9 million, as total sales volume increased 19.7% compared to 2009, reflecting improved economic conditions.  This increase was partially offset by a 1.4% decline in the average sales price per ton for all of our products, primarily reflecting the decline of coated paper prices throughout 2009 and into early 2010.

Net sales for our coated and supercalendered papers segment increased 9.7% to $1,315.0 million in 2010 from $1,198.8 million in 2009.  This improvement reflects a 16.9% increase in paper sales volume, while the average paper sales price per ton for 2010 decreased 6.2% compared to 2009.

Net sales for our market pulp segment increased 57.8% to $164.9 million in 2010 from $104.5 million in 2009.  This increase was due to a 47.6% increase in average sales price per ton combined with a 6.9% increase in sales volume compared to 2009.

Net sales for our other segment increased 117.9% to $125.4 million in 2010 from $57.6 million in 2009.  The improvement in 2010 is due to a 124.0% increase in sales volume, reflecting the development of new paper product offerings for our customers.  Partially offsetting this increase was a 2.7% decrease in the average sales price per ton compared to 2009.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, increased 11.8% to $1,538.2 million in 2010 from $1,375.4 million in 2009, primarily reflecting the increase in sales volume.  Our gross margin, excluding depreciation, amortization, and depletion, was 12.1% for 2010 compared to 8.7% for 2009, reflecting $74.9 million of unabsorbed costs resulting from approximately 340,000 tons of market downtime, as we curtailed production in response to weak demand for coated papers in 2009.  Depreciation, amortization, and depletion expenses were $127.4 million for 2010, compared to $132.7 million for 2009.

Selling, general, and administrative.  Selling, general, and administrative expenses were $71.0 million for Verso Paper and $70.9 million for Verso Holdings in 2010, up from $61.9 million for Verso Paper and $61.7 million for Verso Holdings in 2009, mainly due to cost remediation efforts in 2009 associated with challenging economic conditions. Selling, general, and administrative expenses for 2010 reflect a return to more normal levels and are consistent with the amounts incurred in 2008, excluding costs associated with our IPO.

Interest expense. Interest expense for Verso Paper was $128.1 million in 2010 compared to $123.4 million in 2009.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in 2010.  Interest expense for Verso Holdings was $122.5 million in 2010 compared to $116.1 million in 2009.  The increase in interest expense was primarily due to higher interest rates on outstanding debt in 2010.

Other income.  Other income was $0.9 million for Verso Paper and $0.7 million for Verso Holdings in 2010 compared to $307.3 million and $273.8 million for Verso Paper and Verso Holdings, respectively, in 2009.  Included in the results for 2009 were $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Additionally, Verso Paper and Verso Holdings recognized $64.8 million and $31.3 million, respectively, in net gains related to the early retirement of debt.

2009 Compared to 2008

Net Sales. Net sales for 2009 decreased 23.0% to $1,360.9 million from $1,766.8 million as total sales volume decreased 11.7% compared to 2008, primarily reflecting lower demand for coated papers in a difficult economic environment and lower sales prices.  The average sales price per ton for all of our products fell 12.8% in 2009 due to the weak demand.

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

Cost of sales. Cost of sales, including depreciation, amortization, and depletion, decreased 13.9% to $1,375.4 million in 2009 from $1,597.7 million for Verso Paper and $1,596.7 million for Verso Holdings in 2008, primarily reflecting the decline in sales volume and the effects of our expense reduction initiatives.  Our gross margin, excluding depreciation, amortization, and depletion, was 8.7% for 2009, compared to 17.2% for 2008.  This compression in the margin reflects lower average sales prices in 2009 and $74.9 million of unabsorbed costs resulting from approximately 340,000 tons of market downtime taken in 2009 compared to $15.8 million of unabsorbed costs resulting from approximately 75,000 tons of market downtime taken in 2008, as we curtailed production in response to weak demand for coated papers.  Depreciation, amortization, and depletion expense was $132.7 million in 2009, compared to $134.5 million for Verso Paper and $134.4 million for Verso Holdings in 2008.

Selling, general, and administrative. Selling, general, and administrative expenses were $61.9 million for Verso Paper and $61.7 million for Verso Holdings in 2009, compared to $79.7 million for Verso Paper and $79.4 million for Verso Holdings in 2008, reflecting the absence of expenses associated with our IPO and the effect of our expense reduction initiatives.

Interest expense. Interest expense for Verso Paper was $123.4 million in 2009, compared to $125.6 million in 2008.   Interest expense for 2009 includes $118.0 million of cash interest expense on our outstanding indebtedness and $5.4 million of non-cash interest expense, including amortization of deferred debt issuance costs.  Interest expense for Verso Holdings was $116.1 million in 2009, compared to $103.2 million in 2008.  Interest expense for 2009 includes $111.3 million of cash interest expense on our outstanding indebtedness and $4.8 million of non-cash interest expense, including amortization of deferred debt issuance costs.  Included in 2008 interest expense is $5.0 million from a prepayment penalty and the write-off of debt issuance costs resulting from the partial repayment of our senior unsecured term loan with a portion of the IPO proceeds.

Other income. Other income was $307.3 million and $273.8 million for Verso Paper and Verso Holdings, respectively, in 2009 and includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Additionally, Verso Paper and Verso Holdings recognized $64.8 million and $31.3 million, respectively, in net gains related to the early retirement of debt.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As of December 31, 2010, $155.9 million was available for future borrowing under our revolving credit facility.  On February 3, 2011, Barclays Bank PLC, or “Barclays,” purchased the $15.8 million commitment of Lehman Commercial Paper, Inc., or “Lehman,”  under our revolving credit facility.  As of February 28, 2011, $171.7 million was available for future borrowings under our revolving credit facility. As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives. Management has developed a company-wide cost reduction program which produced approximately $41 million of savings during 2010.  Management continues to search for and develop additional cost savings opportunities and expects this program to yield an additional $56 million in cost reductions.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized in the following table.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Net cash provided by (used in):
Operating activities	$73,480	$177,156	$54,085	$75,821	$180,135	$74,923
Investing activities	(98,266)	(34,133)	(81,278)	(98,266)	(34,133)	(80,339)
Financing activities	25,469	(110,468)	88,202	25,389	(115,760)	66,437
Net change in cash and cash equivalents	$683	$32,555	$61,009	$2,944	$30,242	$61,021

Operating activities.  Verso Paper’s net cash provided by operating activities of $73.5 million in 2010 was primarily attributable to a net loss of $131.1 million adjusted for non-cash depreciation, amortization, depletion and accretion charges of $136.7 million and cash provided by improvements in working capital of $55.5 million.  Cash flows from working capital increased primarily due to planned reductions in inventory levels; increased accounts payable reflecting the higher sales volume in 2010; and higher accrued liabilities.  Verso Paper’s net cash provided by operating activities of $177.2 million in 2009 was primarily attributable to net income of $106.0 million combined with adjustments of $75.7 million for the impact of non-cash depreciation, amortization, depletion, and accretion charges net of non-cash gains on the early retirement of debt.  Net income in 2009 includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in non-cash gains on the early retirement of debt.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Verso Paper’s net cash provided by operating activities of $54.1 million in 2008 were primarily attributable to a net loss of $62.8 million adjusted for non-cash depreciation, amortization, and depletion charges of $144.4 million and $27.0 million of cash used for working capital.  This change in working capital primarily reflects the impact of higher inventory levels net of decreased accounts receivable resulting from lower coated paper demand as the economic environment began to deteriorate.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects, except that Verso Paper had higher interest payments on debt in 2008 due to $19.9 million in interest payments on Verso Finance’s loan, resulting in cash provided by operating income being approximately $20.8 million greater for Verso Holdings than Verso Paper in 2008.

Investing activities.  In 2010, 2009, and 2008, Verso Paper’s net cash used in investing activities of $98.3 million, $34.1 million, and $81.3 million, respectively, was primarily the result of capital expenditures.  Investing activities in 2010 also included $25.1 million of cash transferred to restricted cash in connection with the financing transaction for a renewable energy project at our mill in Quinnesec, Michigan.  Management significantly reduced annual capital expenditures in 2009 in response to the uncertain economic environment.  Verso Holdings’ investing cash flows are the same as those of Verso Paper in all material respects.

Financing activities.  Verso Paper’s net cash provided by financing activities was $25.5 million for 2010, reflecting $26.2 million in proceeds from the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  In 2009, Verso Paper’s net cash used in financing activities was $110.5 million, reflecting principal payments and debt repurchases of $306.8 million on long-term debt and $92.1 million in net payments on our revolving credit facility, partially offset by $288.6 million in proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs.  In 2008, Verso Paper’s net cash provided by financing activities was $88.2 million, reflecting principal payments of $154.0 million on outstanding borrowings and dividends paid of $3.1 million partially offset by net proceeds of $153.2 million from the issuance of common stock and $92.1 million in borrowings under revolving credit facilities.  Verso Holdings’ financing cash flows are principally the same as those of Verso Paper for 2010 and 2009.  However, in 2009, Verso Holdings’ principal payments and debt repurchases were $296.6 million on long-term debt.  Additionally, contributions of $12.5 million were made to Verso Finance One to accommodate additional repurchases of debt and $2.9 million of distributions were made to Verso Paper for general corporate purposes.  In 2008, Verso Holdings’ net cash provided by financing activities was $66.4 million, reflecting $92.1 million in borrowings under our revolving credit facility, $2.8 million in principal payments, $17.6 million in distributions to Verso Finance to fund interest and other obligations, and $5.2 million in distributions to Verso Paper for general corporate purposes.

Indebtedness.  As of December 31, 2010, Verso Paper’s aggregate indebtedness was $1,228.6 million, net of $17.9 million of unamortized discounts.  As of December 31, 2010, Verso Holdings’ aggregate indebtedness was $1,172.7 million, net of $17.9 million of unamortized discounts.

On December 31, 2010, Verso Holdings’ funded indebtedness consisted of the following:

●
$200 million revolving credit facility maturing in 2012, under which no amounts were outstanding, $28.3 million in letters of credit were issued, and $155.9 million was available for future borrowing as of December 31, 2010.  The borrowing capacity under our revolving credit facility was reduced as a result of Lehman’s  bankruptcy.  Lehman had a commitment for $15.8 million of the $200 million available under our revolving credit facility and it failed to fund the portion of its commitment with respect to a borrowing request we made in October 2008.  Barclays purchased Lehman’s commitment on February 3, 2011, resulting in the $15.8 million commitment becoming available to us again;

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

On January 26, 2011, Verso Holdings issued $360.0 million aggregate principal amount of 8¾% second priority senior secured notes due 2019.  These notes pay interest semi-annually.  These notes are secured by a second priority lien on substantially all of the assets that secure Verso Holdings’ first lien notes, excluding securities of our affiliates, and the liens on the collateral securing the notes is junior to the collateral liens securing Verso Holding's first lien senior secured notes and senior secured credit facility.  The net proceeds after deducting the discount, underwriting fees and offering expenses, will be approximately $348.0 million, which proceeds will be used to pay the consideration for the cash tender offer for Verso Holdings’ 9⅛% second priority senior secured fixed rate notes due 2014 and to redeem the non-tendered notes following the expiration of the cash tender offer.  On February 10, 2011, Verso Holdings issued an additional $36.0 million aggregate principal amount of the 8¾% second priority senior secured notes under the same indenture.  The additional second priority senior secured notes were treated as a single series with and have the same terms as the second priority senior secured notes issued in January 2011.  The net proceeds including premium, after deducting underwriting fees and offering expenses, will be approximately $36.1 million, which proceeds will be used to redeem $35.0 million of Verso Holdings’ outstanding 11½% first priority senior secured fixed rate notes due 2014.

The $200 million revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%.  Verso Holdings is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum and customary letter of credit and agency fees.  The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets of Verso Holdings and each of its direct and indirect subsidiaries.  It is also secured by first priority pledges of all the equity interests owned by Verso Holdings in its subsidiaries.  The revolving credit facility is secured on a ratable and pari passu basis with the first priority senior secured notes. The obligations under the revolving credit facility are unconditionally guaranteed by Verso Finance and, subject to certain exceptions, each of its direct and indirect subsidiaries.  On June 3, 2009, the credit agreement was amended and restated to among other things, eliminate the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio, providing us with additional business flexibility.

The 11½% first priority senior secured notes due 2014 pay interest semi-annually.  The first priority senior secured notes are secured on a ratable and pari passu basis with the revolving credit facility by substantially all of the property and assets of Verso Holdings and each of its direct and indirect subsidiaries.   In February 2011, Verso Holdings issued a notice to redeem $35.0 million aggregate principal amount of the first priority senior secured notes in March 2011.

The 9⅛% second priority senior secured fixed rate notes due 2014 pay interest semi-annually.  The second priority senior secured floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and pay interest quarterly.  As of December 31, 2010, the interest rate was 4.04%.  The 11⅜% senior subordinated notes pay interest semi-annually.  The second priority senior secured fixed rate and floating rate notes have the benefit of a second priority security interest in the collateral securing the revolving credit facility, while the senior subordinated notes are unsecured.  On February 8, 2011, Verso Holdings completed a tender offer to purchase any and all of the outstanding 9⅛% second priority senior secured fixed rate notes due 2014.  Verso Holdings received tenders from the holders of approximately $310.5 million of the outstanding notes and accepted all of these notes for payment.  In February 2011, Verso Holdings issued a notice to redeem the remaining outstanding notes in March 2011.  Following the completion of this redemption, no 9⅛% second priority senior secured fixed rate notes due 2014 will remain outstanding.

On December 29, 2010, Verso Quinnesec REP LLC, a wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund”, a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested in the $23.3 million aggregate principal amount of a 6½% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain Community Development Entities, or “CDEs,” who, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at Verso Holdings’ mill in Quinnesec, Michigan.

Additionally, Verso Finance has $79.2 million outstanding on its senior unsecured floating-rate term loan which matures in 2013.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  The term loan bears interest at a rate equal to LIBOR plus 6.25% on interest payments made in cash and LIBOR plus 7.00% for interest paid in-kind, or “PIK,” and added to the principal balance.  The weighted-average interest rate in effect on December 31, 2010, on the term loan was 6.64%.  Verso Finance elected to exercise the PIK option for $5.1 million and $8.9 million of interest payments due in 2010 and 2009, respectively.

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

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of December 31, 2010, we were in compliance in all material respects with the covenants in our debt agreements.

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

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2010. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Verso Paper Holdings LLC
Long-term debt(1)	$1,638.3	$114.4	$226.1	$977.9	$319.9
Operating leases	21.7	6.6	9.1	3.7	2.3
Purchase obligations(2)	685.1	154.6	174.4	174.0	182.1
Other long-term liabilities(3)	33.4	0.4	3.0	2.2	27.8
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	68.7	1.5	3.0	3.0	61.2
Total contractual obligations for Verso Paper Holdings LLC	2,447.2	277.5	415.6	1,160.8	593.3
Long-term debt for Verso Paper Finance Holdings LLC	159.0	6.8	88.0	3.0	61.2
Eliminate loans from affiliates	(137.4)	(3.0)	(6.0)	(6.0)	(122.4)
Total contractual obligations for Verso Paper Corp.	$2,468.8	$281.3	$497.6	$1,157.8	$532.1
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

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year.  Typically, our sales agreements provide for quarterly price adjustments based on market price movements.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  In 2010, xpedx and its affiliated companies accounted for approximately 11% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of December 31, 2010.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of December 31, 2010, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of December 31, 2010, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of December 31, 2010, we had net unrealized losses of $2.4 million on open commodity contracts with maturities of one to twenty-three months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.7 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Off-Balance Sheet Arrangements

None.

Item 8.      Financial Statements and Supplementary Data

Verso Paper Corp.
Verso Paper Holdings LLC

Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009, and 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the accompanying consolidated balance sheets of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2011

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the internal control over financial reporting of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2011

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the accompanying consolidated balance sheets of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2011

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the internal control over financial reporting of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 2, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2011

CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$152,780	$152,097	$152,706	$149,762
Accounts receivable, net	107,008	104,263	107,012	104,289
Inventories	142,516	162,401	142,516	162,401
Prepaid expenses and other assets	3,806	11,292	3,792	10,385
Total current assets	406,110	430,053	406,026	426,837
Property, plant, and equipment, net	972,711	1,022,622	972,711	1,022,622
Reforestation	13,826	13,357	13,826	13,357
Intangibles and other assets, net	104,795	88,006	127,350	86,896
Goodwill	18,695	18,695	10,551	10,551
Total assets	$1,516,137	$1,572,733	$1,530,464	$1,560,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$123,874	$103,253	$124,774	$100,995
Accrued liabilities	119,810	116,225	118,923	115,425
Total current liabilities	243,684	219,478	243,697	216,420
Long-term debt	1,228,611	1,192,352	1,172,736	1,118,273
Other liabilities	50,648	35,612	42,614	27,577
Total liabilities	1,522,943	1,447,442	1,459,047	1,362,270
Commitments and contingencies (Note 18)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,467,101 shares issued and outstanding on December 31,
2010, and 52,374,647 shares issued and outstanding on
December 31, 2009)	525	524	n/a	n/a
Paid-in-capital	214,050	212,381	318,690	317,023
Retained deficit	(205,127)	(74,045)	(231,019)	(105,461)
Accumulated other comprehensive loss	(16,254)	(13,569)	(16,254)	(13,569)
Total equity	(6,806)	125,291	71,417	197,993
Total liabilities and equity	$1,516,137	$1,572,733	$1,530,464	$1,560,263

Included in the balance sheet line items above are related-party balances as follows:
Accounts receivable	$12,248	$7,785	$12,248	$7,785
Intangibles and other assets, net	-	-	23,305	-
Accounts payable	808	498	808	498
Long-term debt	-	-	23,305	-

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008	2010	2009	2008
Net sales	$1,605,316	$1,360,854	$1,766,813	$1,605,316	$1,360,854	$1,766,813
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,410,770	1,242,743	1,463,169	1,410,770	1,242,743	1,462,333
Depreciation, amortization, and depletion	127,367	132,682	134,458	127,367	132,682	134,344
Selling, general, and administrative expenses	71,043	61,889	79,744	70,989	61,655	79,441
Restructuring and other charges	-	979	27,416	-	979	27,416
Total operating expenses	1,609,180	1,438,293	1,704,787	1,609,126	1,438,059	1,703,534
Operating income (loss)	(3,864)	(77,439)	62,026	(3,810)	(77,205)	63,279
Interest income	(120)	(246)	(770)	(124)	(241)	(770)
Interest expense	128,077	123,365	125,622	122,528	116,130	103,200
Other income, net	(884)	(307,307)	-	(734)	(273,796)	-
Income (loss) before income taxes	(130,937)	106,749	(62,826)	(125,480)	80,702	(39,151)
Income tax expense	145	746	-	-	-	-
Net income (loss)	$(131,082)	$106,003	$(62,826)	$(125,480)	$80,702	$(39,151)
Earnings (loss) per common share
Basic	$(2.50)	$2.03	$(1.35)
Diluted	$(2.50)	$2.03	$(1.35)
Weighted average common shares
outstanding (in thousands)
Basic	52,445	52,138	46,691
Diluted	52,445	52,153	46,691
Included in the financial statement line
items above are related-party
transactions as follows (Notes 15 and 16):
Net sales	$175,912	$138,760	$165,799	$175,912	$138,760	$165,799
Purchases included in cost of products sold	6,213	4,625	7,159	6,213	4,625	7,159
Restructuring and other charges	-	-	23,281	-	-	23,281

See notes to consolidated financial statements.

VERSO PAPER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, and 2008
					Accumulated
					Other
					Comprehensive
	Common	Common	Paid-in-	Retained	Income	Total
(Dollars in thousands)	Shares	Stock	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2007	38,046	$380	$48,489	$(114,100)	$(9,870)	$(75,101)
Net loss	-	-	-	(62,826)	-	(62,826)
Other comprehensive income (loss):
Net unrealized losses on derivative
financial instruments, net of
reclassification of $1.9 million of
net gains included in net loss	-	-	-	-	(27,571)	(27,571)
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	(5,701)	(5,701)
Prior service cost amortization	-	-	-	-	871	871
Total other comprehensive loss	-	-	-	-	(32,401)	(32,401)
Comprehensive loss	-	-	-	(62,826)	(32,401)	(95,227)
Issuance of common stock, net of issuance
cost of $15.8 million	14,000	140	152,064	-	-	152,204
Dividends paid ($.06/share)	-	-	-	(3,122)	-	(3,122)
Equity award expense	-	-	11,199	-	-	11,199
Balance - December 31, 2008	52,046	520	211,752	(180,048)	(42,271)	(10,047)
Net income	-	-	-	106,003	-	106,003
Other comprehensive income (loss):
Net unrealized losses on derivative
financial instruments, net of
reclassification of $40.2 million of
net losses included in net income	-	-	-	-	27,773	27,773
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	(413)	(413)
Amortization of net loss and prior
service cost	-	-	-	-	1,342	1,342
Total other comprehensive income	-	-	-	-	28,702	28,702
Comprehensive income	-	-	-	106,003	28,702	134,705
Common stock issued for restricted stock	328	4	(4)	-	-	-
Equity award expense	-	-	633	-	-	633
Balance - December 31, 2009	52,374	524	212,381	(74,045)	(13,569)	125,291
Net loss	-	-	-	(131,082)	-	(131,082)
Other comprehensive income (loss):
Net unrealized losses on derivative
financial instruments, net of
reclassification of $8.8 million
of net losses included in net loss	-	-	-	-	(725)	(725)
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	(3,834)	(3,834)
Amortization of net loss and prior
service cost	-	-	-	-	1,874	1,874
Total other comprehensive loss	-	-	-	-	(2,685)	(2,685)
Comprehensive loss	-	-	-	(131,082)	(2,685)	(133,767)
Common stock issued for restricted stock	91	1	(1)	-	-	-
Stock option exercise	2	-	3	-	-	3
Equity award expense	-	-	1,667	-	-	1,667
Balance - December 31, 2010	52,467	$525	$214,050	$(205,127)	$(16,254)	$(6,806)

See notes to consolidated financial statements.

VERSO PAPER HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, and 2008
			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(Dollars in thousands)	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2007	$289,911	$(105,188)	$(9,870)	$174,853
Cash distributions	-	(22,796)	-	(22,796)
Net loss	-	(39,151)	-	(39,151)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $1.9 million of net gains included in net loss	-	-	(27,571)	(27,571)
Defined benefit pension plan:
Pension liability adjustment	-	-	(5,701)	(5,701)
Prior service cost amortization	-	-	871	871
Total other comprehensive loss	-	-	(32,401)	(32,401)
Comprehensive loss	-	(39,151)	(32,401)	(71,552)
Equity award expense	11,199	-	-	11,199
Balance - December 31, 2008	301,110	(167,135)	(42,271)	91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(15,459)	-	(15,459)
Net income	-	80,702	-	80,702
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $40.2 million of net losses included in net income	-	-	27,773	27,773
Defined benefit pension plan:
Net actuarial loss	-	-	(413)	(413)
Prior service cost amortization	-	-	1,342	1,342
Total other comprehensive income	-	-	28,702	28,702
Comprehensive income	-	80,702	28,702	109,404
Equity award expense	632	-	-	632
Balance - December 31, 2009	317,023	(105,461)	(13,569)	197,993
Cash distributions	-	(78)	-	(78)
Net loss	-	(125,480)	-	(125,480)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $8.8 million of net losses included in net loss	-	-	(725)	(725)
Defined benefit pension plan:
Net actuarial loss	-	-	(3,834)	(3,834)
Prior service cost amortization	-	-	1,874	1,874
Total other comprehensive loss	-	-	(2,685)	(2,685)
Comprehensive loss	-	(125,480)	(2,685)	(128,165)
Equity award expense	1,667	-	-	1,667
Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(131,082)	$106,003	$(62,826)	$(125,480)	$80,702	$(39,151)
Adjustments to reconcile net income (loss)
to net cash provided by operating
activities:
Depreciation, amortization, and
depletion	127,367	132,682	134,458	127,367	132,682	134,344
Amortization of debt issuance costs	5,650	5,748	9,924	5,290	5,264	5,427
Accretion of discount on long-term
debt	3,721	2,081	-	3,721	2,081	-
Gain on early extinguishment of debt	(253)	(64,777)	-	(255)	(31,266)	-
Loss on disposal of fixed assets	3	533	722	3	533	722
Equity award expense	1,667	633	11,199	1,667	632	11,199
Change in unrealized losses on
derivatives, net	-	27,378	(27,571)	-	27,378	(27,571)
Other - net	(4,691)	533	(6,238)	(4,691)	532	(6,238)
Changes in assets and liabilities:
Accounts receivable	(2,746)	(21,725)	51,024	(2,723)	(21,752)	50,625
Inventories	19,885	27,855	(76,314)	19,885	27,855	(76,314)
Prepaid expenses and other assets	8,969	(18,270)	(7,964)	8,076	(17,363)	(7,982)
Accounts payable	20,621	(17,357)	(10,202)	23,778	(16,344)	(9,980)
Accrued liabilities	24,369	(4,161)	37,873	19,183	(10,799)	39,842
Net cash provided by operating activities	73,480	177,156	54,085	75,821	180,135	74,923
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	453	83	108	453	83	108
Transfers to restricted cash	(25,073)	-	-	(25,073)	-	-
Capital expenditures	(73,646)	(34,216)	(81,386)	(73,646)	(34,216)	(80,447)
Net cash used in investing activities	(98,266)	(34,133)	(81,278)	(98,266)	(34,133)	(80,339)
Cash Flows From Financing Activities:
Proceeds from long-term debt	27,438	352,838	92,083	27,438	352,837	92,083
Debt issuance costs	(1,971)	(10,270)	-	(1,971)	(10,270)	-
Repayments of long-term debt	-	(453,036)	(150,850)	-	(442,868)	(2,850)
Cash distributions	-	-	-	(78)	(15,459)	(22,796)
Proceeds from issuance of common stock
(2008 - net of issuance cost of $14.8 million)	2	-	153,216	-	-	-
Dividends paid	-	-	(3,122)	-	-	-
Repayments of short-term borrowings	-	-	(3,125)	-	-	-
Net cash provided by (used in) financing activities	25,469	(110,468)	88,202	25,389	(115,760)	66,437
Change in cash and cash equivalents	683	32,555	61,009	2,944	30,242	61,021
Cash and cash equivalents at beginning of period	152,097	119,542	58,533	149,762	119,520	58,499
Cash and cash equivalents at end of period	$152,780	$152,097	$119,542	$152,706	$149,762	$119,520
Total interest paid	$115,405	$90,713	$120,656
Total income taxes paid (received)	(182)	1,759	-

See notes to consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009, AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — The accompanying consolidated financial statements for Verso Paper Corp., a Delaware corporation, or “Verso Paper,” include the accounts of Verso Paper and its subsidiaries, and the accompanying consolidated financial statements for Verso Paper Holdings LLC, a Delaware limited liability company, or “Verso Holdings,” include the accounts of Verso Holdings and its subsidiaries.  Verso Paper is the direct parent of Verso Paper Finance Holdings One LLC, or “Verso Finance One,” and the indirect parent of Verso Paper Finance Holdings LLC, or “Verso Finance,” and Verso Holdings.  Unless otherwise noted, references to “Company,” “we,” “us,” and “our” refer to Verso Paper including Verso Holdings, a separate public-reporting company.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

The Company began operations on August 1, 2006, when it acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  The Company was formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, “IPO,” of 14 million shares of common stock.  Prior to the consummation of the IPO, the accompanying financial statements include the accounts of Verso Paper One Corp., Verso Paper Two Corp., Verso Paper Three Corp., Verso Paper Four Corp., and Verso Paper Five Corp., legal entities under the common control of Verso Paper Management LP.

Verso Paper is a holding company whose subsidiaries operate in the following three segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty papers.  The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products serve customers in the catalog, magazine, inserts, and commercial print markets..

Basis of Presentation — Included in this report are the financial statements of Verso Paper and Verso Holdings as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009, and 2008.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  All material intercompany balances and transactions are eliminated.

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

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in cost of products sold in the accompanying statements of operations.  These costs, when included in the sales price charged for the Company’s products, are recognized in net sales.

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

Equity Compensation — The Company accounts for equity awards in accordance with Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 718, Compensation – Stock Compensation.  ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award.  The Company uses the straight-line attribution method to recognize share-based compensation over the service period of the award.

Income Taxes — Verso Paper accounts for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes.  Under this method, Verso Paper recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.  Verso Paper records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Verso Paper evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address Verso Paper’s tax risk profile. Verso Paper analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome. Verso Holdings is a limited liability corporation and is not subject to federal income taxes.  Verso Holdings accounts for its state income taxes in accordance with ASC Topic 740.

Earnings Per Share — Verso Paper computes earnings per share by dividing net income or net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and amounts receivable from or due to related parties approximates fair value due to the short maturity of these instruments.  The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.  See also Note 7, Note 10, Note 13, and Note 14 for additional information regarding the fair value of financial instruments.

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Interest cost of $1.3 million was capitalized in 2010 and $0.4 million was capitalized in 2009.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware	3 - 6
Leasehold improvements	Over the terms of the lease or the useful life of the improvements

Reforestation — At December 31, 2010, the Company owned or leased approximately 27,000 acres of hybrid poplar plantations.  Timberlands are stated at cost, including capitalized costs attributable to reforestation efforts (i.e., costs for site preparation, planting stock, labor, herbicide, fertilizer, and any other costs required to establish timber on land that was previously not forested).  From August 1, 2006 (date of Acquisition) through December 31, 2010, the Company has been primarily engaged in developing its hybrid poplar woodlands.  Costs attributable to timberlands are charged against income as trees are cut.  The rate charged will be determined annually based on the relationship of incurred costs to estimated current merchantable volume.

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not amortized.  Customer-related intangible assets are amortized over their estimated useful lives of approximately twenty-five years.  Patents are amortized over their remaining legal lives of ten years.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  The Company manages credit risk related to its trade accounts receivable by continually monitoring the creditworthiness of its customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances for sales to unaffiliated customers were approximately $87.2 million at December 31, 2010, compared to $74.5 million at December 31, 2009.

The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $0.8 million at December 31, 2010, compared to $1.0 million at December 31, 2009.  Bad debt expense was $0.2 million for the year ended December 31, 2010, compared to $0.4 million for the year ended December 31, 2009, and $1.0 million for the year ended December 31, 2008.

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

On December 31, 2010, the Company had $0.8 million of restricted cash included in other assets in the accompanying consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Asset retirement obligations, January 1	$13,300	$14,028
Accretion expense	831	779
Settlement of existing liabilities	(1,278)	(1,348)
Adjustment to existing liabilities	807	(159)
Asset retirement obligations, December 31	$13,660	$13,300

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

2.    RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 105, Generally Accepted Accounting Principles. In 2009 the Financial Accounting Standards Board, or “FASB”, issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM, or “ASC,” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP.”  Rules and interpretive releases of the Securities and Exchange Commission, or “SEC,” under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The Company’s adoption of the provisions of ASC Topic 105, Generally Accepted Accounting Principles, for the quarterly period ended September 30, 2009, had no impact on the Company’s consolidated financial statements.

ASC Topic 310, Receivables.  New authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2010-20) under ASC Topic 310, Receivables, requires more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, and impaired, modified, non-accrual and past-due loan information.  ASU 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011.  Since this new guidance under ASC Topic 310 only affects disclosure requirements and since all of the Company’s trade accounts receivable are short-term, the adoption of the new guidance under ASC Topic 310 had no impact on the Company’s consolidated financial statements or disclosures.

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

ASC Topic 715, Compensation – Retirement Benefits. New authoritative accounting guidance (ASC Topic 715-20-65) under ASC Topic 715, Compensation – Retirement Benefits, requires more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  The Company’s adoption of the new guidance under ASC Topic 715, for the year ended December 31, 2009, had no impact on the Company’s consolidated financial statements.

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

ASC Topic 810, Consolidation.  New authoritative guidance (ASU No. 2009-17) on the consolidation of Variable Interest Entities, or “VIEs”, under ASC Topic 810, Consolidation, requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a VIE operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a VIE that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the VIE. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a VIE. The Company’s adoption of the new guidance under ASC Topic 810, effective January 1, 2010, did not have a material impact on the Company’s consolidated financial statements.

Authoritative accounting guidance (ASC Topic 810-10-65) under ASC Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company’s adoption of the guidance under ASC Topic 810, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815, Derivatives and Hedging.  New authoritative accounting guidance (ASC Topic 815-10-65) under ASC Topic 815, Derivatives and Hedging, changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Since this new guidance under ASC Topic 815 only affects disclosure requirements, the Company’s adoption of these requirements, effective January 1, 2009, had no impact on the Company’s consolidated financial statements.

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

Further new authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  The Company’s adoption of the new guidance under ASC Topic 820, effective October 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

Additionally, new authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820 provides guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This guidance is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since this new guidance only affects disclosure requirements, the Company’s adoption of the initial requirements, for the quarterly period ended March 31, 2010, had no impact on the Company’s financial condition, results of operations, or cash flows, and the adoption of the remaining provisions is expected to have no impact on the Company’s consolidated financial statements.

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

Other new accounting pronouncements issued but not effective until after December 31, 2010, are not expected to have a significant effect on our consolidated financial statements.

3.    INVENTORIES

Inventories by major category included the following:

	December 31,
(Dollars in thousands)	2010	2009
Raw materials	$27,709	$28,923
Woodyard logs	3,863	4,463
Work-in-process	16,416	27,472
Finished goods	67,817	75,379
Replacement parts and other supplies	26,711	26,164
Inventories	$142,516	$162,401

4.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Land and land improvements	$37,346	$30,599
Building and leasehold improvements	181,985	175,677
Machinery, equipment, and other	1,244,153	1,214,863
Construction-in-progress	38,640	10,260
Property, plant, and equipment, gross	1,502,124	1,431,399
Accumulated depreciation	(529,413)	(408,777)
Property, plant, and equipment, net	$972,711	$1,022,622

Depreciation expense was $124.9 million, $125.2 million, and $126.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

5.    INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2010	2009	2010	2009
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $5.7 million on
December 31, 2010, and $4.6 million on December 31, 2009	$7,570	$8,720	$7,570	$8,720
Patents, net of accumulated amortization of $0.5 million on December 31, 2010,
and $0.4 million on December 31, 2009	641	755	641	755
Total amortizable intangible assets	8,211	9,475	8,211	9,475
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $19.9 million on December
31, 2010, and $14.3 million on December 31, 2009, for Verso Paper, and net of accumulated amortization of $18.5 million on December 31, 2010,
and $13.2 million on December 31, 2009, for Verso Holdings	25,550	29,229	24,800	28,119
Deferred major repair	12,009	8,787	12,009	8,787
Deferred software cost, net of accumulated amortization of $0.8 million on
December 31, 2010, and $2.9 million on December 31, 2009	414	1,354	414	1,354
Replacement parts, net	4,535	3,806	4,535	3,806
Loan to affiliate	-	-	23,305	-
Restricted cash	27,399	2,241	27,399	2,241
Other	5,204	11,641	5,204	11,641
Total other assets	75,111	57,058	97,666	55,948
Intangibles and other assets	$104,795	$88,006	$127,350	$86,896

A separate category for Restricted cash has been added.  As a result, prior year amounts have been reclassified to conform to the current year presentation and the Other category has been reduced by the $2.2 million of restricted cash as of December 31, 2009.

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Intangible amortization	$1,265	$1,415	$1,565
Software amortization	940	1,880	1,723

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2011	$1,065
2012	915
2013	815
2014	715
2015	615

6.    ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2010	2009	2010	2009
Accrued interest	$49,493	$50,069	$48,606	$49,269
Payroll and employee benefit costs	47,981	41,200	47,981	41,200
Accrued sales rebates	13,677	10,433	13,677	10,433
Derivatives	2,327	3,705	2,327	3,705
Accrued taxes - other than income	1,461	1,675	1,461	1,675
Freight and other	4,871	9,143	4,871	9,143
Accrued liabilities	$119,810	$116,225	$118,923	$115,425

7.    LONG-TERM DEBT

A summary of long-term debt is as follows:

		December 31, 2010			December 31, 2009
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
First Priority Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
First Priority Senior Secured Notes - fixed (1)	7/1/2014	11.50%	332,135	384,125	300,977	357,500
Second Priority Senior Secured Notes - fixed	8/1/2014	9.13%	337,080	347,192	337,080	321,911
Second Priority Senior Secured Notes - floating	8/1/2014	4.04%	180,216	162,194	180,216	142,371
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,750	300,000	241,500
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	-	-
Total debt for Verso Paper Holdings LLC			1,172,736	1,217,566	1,118,273	1,063,282
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.64%	79,180	76,409	74,079	31,113
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	-	-
Eliminate loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	-	-
Total debt for Verso Paper Corp.			$1,228,611	$1,270,670	$1,192,352	$1,094,395
(1)	Par value of $350,000 on December 31, 2010, and $325,000 on December 31, 2009.

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Interest expense	$123,695	$118,013	$117,106	$118,506	$111,263	$99,181
Cash interest paid	115,405	90,713	120,656	115,405	90,713	100,761
Debt issuance cost amortization(1)	5,650	5,748	9,924	5,290	5,264	5,427
(1)	Amortization of debt issuance cost is included in interest expense.

On January 26, 2011, Verso Holdings issued $360.0 million aggregate principal amount of 8¾% second priority senior secured notes due 2019.  These notes pay interest semi-annually.  These notes are secured by a second priority lien on substantially all of the assets that secure Verso Holdings’ first lien notes, excluding securities of our affiliates, and the liens on the collateral securing the notes is junior to the liens securing Verso Holding's first lien senior secured notes and senior secured credit facility.  The net proceeds after deducting the discount, underwriting fees and offering expenses, will be approximately $348.0 million, which proceeds will be used to pay the consideration for the cash tender offer for Verso Holdings’ 9⅛% second priority senior secured fixed rate notes due 2014 and to redeem the non-tendered notes following the expiration of the cash tender offer.

On February 8, 2011, Verso Holdings completed a tender offer to purchase any and all of the outstanding 9⅛% second priority senior secured fixed rate notes due 2014.  Verso Holdings received tenders from the holders of approximately $310.5 million of the outstanding notes and accepted all of these notes for payment.  In February 2011, Verso Holdings issued a notice to redeem the remaining outstanding notes in March 2011.  Following the completion of this redemption, no 9⅛% second priority senior secured fixed rate notes due 2014 will remain outstanding.

On February 10, 2011, Verso Holdings issued an additional $36.0 million aggregate principal amount of the 8¾% second priority senior secured notes under the same indenture.  The additional second priority senior secured notes were treated as a single series with and have the same terms as the second priority senior secured notes issued in January 2011.  The net proceeds including premium, after deducting underwriting fees and offering expenses, will be approximately $36.1 million, which proceeds will be used to redeem $35.0 million of Verso Holdings’ outstanding 11½% first priority senior secured fixed rate notes due 2014.

The $200 million revolving credit facility had no amounts outstanding as of December 31, 2010.  Letters of credit of $28.3 million were issued and $155.9 million was available for future borrowing as of December 31, 2010.  The borrowing capacity under the revolving credit facility was reduced as a result of the bankruptcy of Lehman Commercial Paper, Inc., or “Lehman.”  Lehman had a commitment for $15.8 million of the $200 million available under the revolving credit facility and it failed to fund the portion of its commitment with respect to a borrowing request Verso Holdings made in October 2008.  On February 3, 2011, Barclays Bank PLC, or “Barclays,” purchased the $15.8 million commitment of Lehman under our revolving credit facility, resulting in the $15.8 million commitment becoming available to Verso Holdings again.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11½% first priority senior secured notes due July 1, 2014.  The first priority senior secured notes are secured on a ratable and pari passu basis with Verso Holdings’ revolving credit facility by substantially all of the property and assets of Verso Holdings and each of its direct and indirect subsidiaries.  The net proceeds after deducting the discount, underwriting fees, and issuance costs were $288.6 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million, which was recognized in Other income, net on the consolidated statement of operations.  On January 15, 2010, Verso Holdings issued an additional $25.0 million aggregate principal amount of its 11½% senior secured notes due July 1, 2014, under the existing indenture.  These notes were treated as a single series with and have the same terms as the $325 million of senior secured notes issued in 2009.  The net proceeds of the issuance of the senior secured notes in January 2010, including premium and after deducting underwriting fees and offering expenses, were $26.2 million.  In February 2011, Verso Holdings issued a notice to redeem $35.0 million aggregate principal amount of the first priority senior secured notes in March 2011.

During 2009, the Company repurchased and retired $69.8 million of Verso Holdings’ second priority senior secured floating-rate notes due on August 1, 2014, for a total purchase price of $35.1 million and recognized gains of $33.0 million, net of the write-off of unamortized debt issuance costs.  In addition, the Company recognized a loss of $0.3 million related to the de-designation of the interest rate swap hedging the interest payments on the retired debt.  The results were recognized in Other income, net on the consolidated statement of operations.

During 2009, the Company also repurchased and retired $12.9 million of Verso Holdings’ second priority senior secured fixed-rate notes due on August 1, 2014, for a total purchase price of $7.9 million and recognized a gain of $4.7 million, net of the write-off of unamortized debt issuance costs.  The net gains were recognized in Other income, net on the consolidated statement of operations.

On December 29, 2010, Chase NMTC Verso Investment Fund, LLC, the “Investment Fund”, a consolidated variable interest entity (see Note 19 – New Market Tax Credit Entities for more detail) of Verso Holdings, issued $23.3 million aggregate principal amount of a 6½% loan due December 31, 2040.  The loan is held by Verso Finance.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  In 2008, the Company used a portion of the net proceeds from its IPO to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty.  During 2009, the Company repurchased $46.8 million of the term loan for a total purchase price of $12.4 million and recognized gains of $33.5 million, net of write-off of unamortized debt issuance costs.  The net gains are recognized in Other income, net on the consolidated statement of operations.  As of December 31, 2009, $2.3 million was included in Accounts payable on the consolidated balance sheet for repurchases of the term loan that had not settled.  The term loan allows Verso Finance to pay interest either in cash or in-kind, or “PIK,” through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $5.1 million and $8.9 million of interest payments due in 2010 and 2009, respectively.

The payments required under the long-term debt listed above during the years following December 31, 2010, are set forth below:

	VERSO	VERSO
	PAPER	HOLDINGS
2011	$-	$-
2012	-	-
2013	79,180	-
2014	867,296	867,296
2015	-	-
2016 and thereafter	300,000	323,305
Total long-term debt	$1,246,476	$1,190,601

At December 31, 2010, we were in compliance with the covenants in our debt agreements.

8.    OTHER LIABILITIES

Other liabilities consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2010	2009	2010	2009
Pension benefit obligation	$17,873	$12,622	$17,873	$12,622
Asset retirement obligations	13,660	13,300	13,660	13,300
Deferred income taxes	8,185	8,035	-	-
Derivatives	178	-	178	-
Other	10,752	1,655	10,903	1,655
Other liabilities	$50,648	$35,612	$42,614	$27,577

9.    EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per common share of Verso Paper:

	VERSO PAPER
	Year Ended December 31
(In thousands, except per share amounts)	2010	2009	2008
Numerator
Net income (loss) available to common shareholders	$(131,082)	$106,003	$(62,826)

Denominator
Weighted average basic common shares	52,445	52,138	46,691
Effect of dilutive securities	-	15	-
Weighted average diluted common shares	52,445	52,153	46,691

Basic earnings (loss) per share of common stock	$(2.50)	$2.03	$(1.35)

Diluted earnings (loss) per share of common stock	$(2.50)	$2.03	$(1.35)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper in 2010 and 2009 contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2010 or 2009.

For 2010, 1,357,616 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.34 were excluded from the diluted earnings per share due to the antidilutive effect such shares would have on net loss per common share.  For 2009, 319,288 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.43 were excluded from the diluted earnings per share calculation because including such shares would have been antidilutive.  Additionally, 15,864 weighted average potentially dilutive shares from options with an exercise price per share of $1.11 were excluded from the diluted earnings per share calculation because these performance-based options were not expected to vest.  At December 31, 2008, 2,374 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $1.43 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

The following table summarizes net periodic pension cost for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Components of net periodic pension cost:
Service cost	$6,107	$6,328	$5,976
Interest cost	2,088	1,537	998
Expected return on plan assets	(1,849)	(1,234)	(762)
Amortization of prior service cost	1,784	1,023	871
Amortization of actuarial loss	90	319	-
Net periodic pension cost	$8,220	$7,973	$7,083

The following table provides detail on prior service cost and net actuarial loss recognized in accumulated other comprehensive income at December 31, 2010 and 2009

(Dollars in thousands)	2010	2009
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$5,493	$7,277
Net actuarial loss	8,143	4,399

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2011 is $0.4 million and $1.2 million, respectively.  We expect no plan assets to be returned to the company in 2011.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In 2011, the Company expects to make contributions of $11.1 million.  The Company made contributions of $4.9 million in 2010, with $4.5 million attributable to the 2010 plan year and $0.4 million attributable to the 2009 plan year.  The Company made contributions of $6.9 million in 2009, with $5.7 million attributable to the 2009 plan year and $1.2 million attributable to the 2008 plan year.  The Company made contributions of $9.4 million in 2008, with $6.4 million attributable to the 2008 plan year and $3.0 million attributable to the 2007 plan year.

The following table sets forth a reconciliation of the plan’s benefit obligation, plan assets and funded status at December 31, 2010 and 2009:

	Year Ended December 31,
(Dollars in thousands)	2010	2009
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$35,137	$25,453
Service cost	6,107	6,328
Interest cost	2,088	1,537
Plan amendments	-	1,369
Actuarial loss	4,405	703
Benefits paid	(606)	(253)
Benefit obligation on December 31	$47,131	$35,137
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$22,515	$12,956
Actual net return (loss) on plan assets	2,420	2,894
Employer contributions	4,929	6,918
Benefits paid	(606)	(253)
Plan assets at fair value, end of fiscal year	29,258	22,515
Unfunded projected benefit obligation recognized in other liabilities on the consolidated balance sheets	$(17,873)	$(12,622)

The accumulated benefit obligation at December 31, 2010 and 2009, is $47.1 million and $35.1 million, respectively.

The following table summarizes expected future pension benefit payments:

(Dollars in thousands)
2011	$873
2012	1,168
2013	1,474
2014	1,757
2015	2,082
2016-2020	18,346

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715.  These assumptions are used to calculate benefit obligations as of December 31 of the current year, and pension expense to be recorded for the following year.  The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.  The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities.

The actuarial assumptions used in the defined benefit pension plan were as follows:

	2010	2009	2008
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.40%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	6.00	6.00	6.00
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	7.50	7.50	7.50

The Company’s primary investment objective is to ensure, over the long-term life of the pension plan, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plan seeks to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.  Any volatility in investment performance compared to investment objectives should be explainable in terms of general economic and market conditions.  It is not contemplated at this time that any derivative instruments will be used to achieve investment objectives.  The expected return on plan assets assumption for 2011 will be 7.50 percent.  The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future.  The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

The following table provides the pension plan’s asset allocation on December 31, 2010 and 2009:

		Allocation of Plan
	Targeted	Assets on December 31,
	Allocation	2010	2009
Equity securities:
Large capital equity	26.4%	29.3%	27.3%
Small capital equity	4.6	5.5	4.7
International equity	17.0	18.2	16.9
Other securities:
Bond fund	47.0	43.1	46.5
Fixed income fund	5.0	3.9	4.6

The Company adopted ASC Topic 715-20-65, effective December 31, 2009, which requires more detailed disclosures about employers’ pension plan assets, including additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with the guidance contained in ASC Topic 820.

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 14 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of December 31, 2010 and 2009.

(Dollars in thousands)	Total	Level 1	Level 2 (1)	Level 3
December 31, 2010
Large capital equity	$8,583	$-	8,583	$-
Corporate bond fund	6,935	-	6,935	-
Governmental bond fund	5,675	-	5,675	-
International equity	5,318	-	5,318	-
Small capital equity	1,595	-	1,595	-
Fixed income fund	1,152	-	1,152	-
Total assets at fair value on December 31, 2010	$29,258	$-	$29,258	$-
December 31, 2009
Large capital equity	$6,149	$-	$6,149	$-
Corporate bond fund	6,301	-	6,301	-
Governmental bond fund	4,158	-	4,158	-
International equity	3,817	-	3,817	-
Small capital equity	1,061	-	1,061	-
Fixed income fund	1,029	-	1,029	-
Total assets at fair value on December 31, 2009	$22,515	$-	$22,515	$-
(1)	Based on the net asset value of units held by the plan at year end.

Defined Contribution Plan

The Company sponsors a defined contribution plan to provide salaried and Quinnesec hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.

As determined by the provisions of the plan, the Company contributes annually a percentage of employee earnings.  The percentage is based on age and years of credited service for employees hired prior to July 1, 2004 and a fixed percentage of earnings to employees hired after June 30, 2004.  Expense under this plan was $8.2 million, $8.4 million and $6.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Other Benefits

The Company sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax or after-tax basis to the plan.  Such matching contributions were $7.6 million, $5.7 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As determined by the provisions of the plan, the Company matches the employees’ basic voluntary contributions; however, on April 3, 2009, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees in response to challenging economic conditions, which reduced expense by approximately $2.3 million in 2009.  Effective January 2, 2010, the Company reinstated matching contributions for exempt and non-exempt salaried employees in accordance with the formula previously in effect (70% of the first 4% of the participant’s compensation contributed to the plan, plus 60% of the next 4% of the participant’s compensation contributed to the plan).

In 2009, the Company offered a voluntary early retirement program to certain eligible employees. The offer was accepted by 71 employees. The Company’s voluntary early retirement program resulted in a charge of $4.2 million to cost of products sold, consisting of separation and accrued medical and dental benefits.

The Company also initiated a reduction in workforce resulting in the elimination of eight positions in 2009. The reduction in workforce resulted in a charge of $0.5 million to selling, general, and administrative expense, consisting of separation and accrued medical and dental benefits.

11.   EQUITY AWARDS

The Verso Paper Corp. 2008 Incentive Award Plan, as amended, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 4,250,000 shares of common stock of the Company.  Under the Incentive Plan, stock awards may be granted to employees and non-employee directors upon approval by the board of directors.  The Company has issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  The Company also has issued time-based non-qualified stock options to officers and management employees in 2010 and 2009 and performance-based non-qualified stock options to an officer and management employees in 2009.  The time-based options vest one to three years from the date of grant and expire seven years from the date of grant.  The performance-based options vest one to three years from the date of grant based on the achievement of certain performance criteria tied to Verso Paper’s calculation of Adjusted EBITDA and expire seven years from the date of grant.  However, the performance period has not begun and performance criteria have not been communicated to the participants for 19,094 of these performance-based options, and thus no expense has been recognized related to these options.

A summary of stock option plan activity (including the performance-based options) for the years ended December 31, 2010, 2009 and 2008 is provided below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
	Options	Exercise	Grant Date	Contractual	Value
	Outstanding	Price	Fair Value	Life (in years)	(in thousands)
Options granted	15,200	$1.43	$0.46
December 31, 2008	15,200	1.43	0.46
Options granted	1,083,202	3.55	2.07
Performance options granted (1)	42,000	1.13	0.35
December 31, 2009	1,140,402	3.43	1.99
Options granted	287,003	2.87	2.16
Forfeited	(36,650)	1.73	0.91
Exercised	(2,009)	1.09	0.34
December 31, 2010(2)	1,388,746	3.36	2.05	5.8

Options exercisable on December 31, 2010(2)	382,040	3.40		5.9	$99
Options expected to vest as of December 31, 2010	987,610	3.39			210
(1)	On December 31, 2010 and 2009, there were an additional 19,094 and 41,998, respectively, of performance-based options for which the performance period has not begun. These options are treated as variable awards and had a weighted average fair value of $2.40 and $2.09 at December 31, 2010 and 2009, respectively.
(2)	Options outstanding and options exercisable on December 31, 2010, had exercise prices ranging from $0.71 to $3.69.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2010, 2009 and 2008 with the following assumptions:

	2010	2009	2008
Expected weighted-average life of options granted	4.5 - 5.0 years	5.0 years	5.0 years
Range of volatility rates based on historical industry volatility	90.22%	31.82% - 87.28%	31.82%
Range of risk-free interest rates	2.19% - 2.59%	1.49% - 2.73%	2.50%
Expected dividend yield	-	-	-

Expected lives of options granted are determined using the simplified method of calculating expected life per ASC Topic 718-10-S99.  Expected volatility is estimated using historical industry volatility blended with Verso Paper’s historical volatility.  The dividend yield is assumed to be zero since we have no current plans to declare dividends.  The risk-free interest rates are based on the market yield of U.S. Treasury securities.

On December 31, 2010, there was $1.7 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 1.8 years.  The total intrinsic value  of options exercised in 2010 was immaterial to Verso Paper’s consolidated financial statements.  Cash received and tax benefits realized from options exercised during 2010 were also immaterial to Verso Paper’s consolidated financial statements.

On March 26, 2010, Verso Paper issued 90,445 restricted stock awards to its executives and certain senior managers with a grant date fair value of $3.01 per share, which is equal to the closing market price of our common stock on the date of grant.  Additionally, on September 21, 2009, Verso Paper issued 328,000 restricted stock awards to its executives and certain senior managers with a grant date fair value of $3.69 per share, which is equal to the closing market price of our common stock on the date of grant.  The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of December 31, 2010, there was $0.9 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.8 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

Simultaneously with the consummation of the IPO, the limited partnership agreement of Verso Paper’s parent, Verso Paper Management LP, or the “Partnership,” was amended to, among other things, change its equity structure from multiple classes of units representing limited partner interests in the Partnership to a single class of units representing such interests.  The conversion from the prior multiple-class unit structure, or the “Legacy Units,” to a new single class of units in the Partnership was designed to correlate the equity structure of the Partnership with the post-IPO equity structure of Verso Paper.

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

Certain members of the Company’s management have been granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  The Company’s directors have been granted Legacy Class D Units, which were vested upon grant.  The fair value of the Legacy Class D Units granted to directors for the year ended December 31, 2008, was approximately $0.1 million.

As of December 31, 2010, there was $0.2 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 0.6 years.  A summary of Legacy Class B Units activity for the years ended December 31, 2010, 2009 and 2008, is presented below:

	Units	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2007	339,955	$3.40
Vested	(84,343)	3.40
Nonvested at December 31, 2008	255,612	3.40
Vested	(92,443)	3.40
Nonvested at December 31, 2009	163,169	3.40
Vested	(81,092)	3.40
Nonvested at December 31, 2010	82,077	3.40

Equity award expense for the years ended December 31, 2010, 2009, and 2008, respectively, was $1.7 million, $0.6 million, and $11.2 million, which includes the $10.8 million related to the vesting of the Legacy Class C Units

The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model for the Legacy Class C Units were as follows:  expected term of one year based on the lock-up period following the IPO, volatility rate of 36.65% based on industry historical volatility rate, expected dividend rate of 1%, and average risk free rate of 2.0%.  Assumptions applied under the Black-Scholes option pricing model for the Legacy Class D Units were as follows:  expected term of five years based on the vesting period, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends, and average risk free rates of 3.0% in 2008.

12.   BUCKSPORT ENERGY ASSET INVESTMENT

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets and the Company accounts for this investment under the proportional consolidation method.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  Balances included in the balance sheet at December 31, 2010 and 2009, related to this investment are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Other receivables	$65	$63
Other current assets(1)	158	158
Total current assets	$223	$221
Property, plant, and equipment	$10,671	$10,671
Accumulated depreciation	(2,639)	(2,012)
Net property, plant, and equipment	$8,032	$8,659
Current liabilities	$(159)	$(48)
(1)	Represents restricted cash which may be used only to fund the ongoing energy operations of this investment.

13.   DERIVATIVE INSTRUMENTS AND HEDGES

Effective January 1, 2009, the Company adopted ASC Topic 815-10-50, which expands the quarterly and annual disclosure requirements for derivative instruments and hedging activities.

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

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under ASC Topic 815, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  The Company has designated its energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging are recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into cost of products sold in the period in which the hedged cash flows affect earnings.

In addition to the hedges designated under ASC Topic 815, the Company has entered into short-term energy swaps for the purpose of creating an economic hedge designed to mitigate the risk of changes in commodity prices for future energy purchase and sale commitments.

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap hedging the cash flow exposure of the quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) on its second priority senior secured floating-rate notes.  During 2009, the Company repurchased $69.8 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the debt.  During 2010 and 2009, $0.3 million and $0.3 million of losses, respectively, were recognized in Other income, net in the consolidated statement of operations.  The swap expired on February 1, 2010.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments:

	December 31, 2010			December 31, 2009
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(Dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	5,748,733	$142	$2,505	5,430,707	$560	$2,132	Other assets/ Accrued liabilties
Derivatives not designated as hedging
instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	$-	-	-	$250,000	-	1,573	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the consolidated statements of operations:

	Loss Recognized		Loss Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
			Year Ended		Loss on
	December 31,		December 31,		Statements
(Dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps(1)	$(2,476)	$(1,514)	$(8,505)	$(36,723)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed(1)	-	(281)	(281)	(3,511)	Interest expense
(1)	Net losses at December 31, 2010 are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 23 months.

			Loss Recognized
	Loss Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Loss on
	Year Ended December 31,				Statements
(Dollars in thousands)	2010	2009	2010	2009	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(921)	$(4,652)	$(132)	$(92)	Cost of products sold
Derivatives not designated as hedging
instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	-	(1,257)	-	-	Interest expense/ Other income, net

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

■  Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
■  Level 2: Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
■  Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2010
Assets:
Commodity swaps(1)	$142	$-	$142	$-
Deferred compensation assets(1)	1,547	1,547	-	-
Regional Greenhouse Gas Initiative carbon credits(1)	334	-	334	-
Liabilities:
Commodity swaps(1)	$2,505	$-	$2,505	$-
Deferred compensation liabilities(1)	1,547	1,547	-	-
December 31, 2009
Assets:
Commodity swaps(1)	$560	$-	$560	$-
Deferred compensation assets(1)	643	643	-	-
Regional Greenhouse Gas Initiative carbon credits(1)	248	-	248	-
Liabilities:
Commodity swaps(1)	$2,132	$-	$2,132	$-
Deferred compensation liabilities(1)	643	643	-	-
Interest rate swaps(2)	1,573	-	1,573	-
(1)	Based on observable market data.
(2)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company may also be required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets.  The Company did not record any impairment charges on long-lived assets, goodwill, or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the years ended December 31, 2010, 2009, or 2008.

15.   RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition, the Company entered into a transition service agreement with International Paper whereby International Paper agreed to continue to provide certain services specified in the agreement that are necessary for the Company to run as a stand-alone business.  As of September 30, 2007, the Company substantially discontinued the use of services under this agreement. The charges for the year ended December 31, 2008 were $0.2 million.

The Company had net sales to xpedx and its affiliated companies of approximately $175.9 million, $138.8 million, and $165.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.  For the year ended December 31, 2010, sales to xpedx and its affiliated companies accounted for approximately 11% of the Company’s net sales.  The Company had purchases included in cost of products sold from xpedx and its affiliated companies of approximately $6.2 million, $4.6 million, and $7.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Subsequent to the Acquisition, the Company entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of the IPO in 2008, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services in exchange for a one-time payment of $23.1 million corresponding to the present value of all future annual fee payments pursuant to the terms of the management agreement.  Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as the Company’s financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if the Company decides that it needs to engage someone to fill such role.  In the event the Company is not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, the Company has agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  The Company agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  In May 2008, a portion of the net proceeds from the IPO were used to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $5.1 million and $8.9 million of interest payments due in 2010 and 2009, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings.  Verso Holdings made negligible distributions to Verso Finance for the years ended December 31, 2010 and 2009, compared to $17.6 million in 2008, primarily for interest payments.  Verso Holdings has no obligation to make distributions to Verso Finance.

During 2009, Verso Holdings contributed $12.5 million to Verso Finance One to fund purchases of Verso Finance’s term loan.  For the year ended December 31, 2009, Verso Finance One purchased $46.8 million of the term loan for a total purchase price of $12.4 million.

As of December 30, 2010 and 2009, Verso Holdings had $0.9 million in accounts payable due to Verso Paper and negligible current receivables due from Verso Paper, respectively.  Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions for 2010 were negligible compared to $2.9 million and $5.2 million in 2009 and 2008, respectively.  During the first quarter of 2009, Verso Paper pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to Verso Paper LLC using a carryover basis.

On December 29, 2010, Verso Quinnesec REP LLC, a wholly-owned subsidiary, entered into a financing transaction with the Investment Fund, a consolidated variable interest entity (see Note 19 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested in the $23.3 million aggregate principal amount of a 6½% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain Community Development Entities, who, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project.

16.   RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other costs (i.e., technology migration costs, consulting and legal fees, and other one-time costs), including those associated with the Acquisition.  There were no restructuring and other charges for the year ended  December 31, 2010.  The charges for the years ended December 31, 2009 and 2008, respectively, were $1.0 million and $27.4 million, which included a one-time payment of $23.1 million to terminate the annual fee arrangement under the management agreement with Apollo, and $0.2 million of transition service agreement costs paid to International Paper.  As of September 30, 2007, the Company substantially discontinued the use of services under the transition service agreement.

17.   INCOME TAXES

The following is a summary of the components of the provision (benefit) for income taxes for Verso Paper Corp:

	Year Ended December 31
(Dollars in thousands)	2010	2009
Current tax provision:
U.S. federal	$(76)	$76
U.S. state and local	70	779
	(6)	855
Deferred tax provision (benefit):
U.S. federal	(44,345)	36,507
U.S. state and local	(3,269)	6,277
	(47,614)	42,784
Valuation allowance	47,765	(42,894)
Income tax provision	$145	$745

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31
(Dollars in thousands)	2010	2009
Tax at Statutory U.S. Rate of 34%	$(44,564)	$36,294
Increase resulting from:
Meals and entertainment	132	171
Nondeductible lobbying expenses	102	2
Equity award expense	94	101
Other	2	2
Net permanent differences	330	276
Valuation allowance	47,765	(42,894)
State income taxes (benefit)	(3,199)	7,056
Adjustment to provision	(87)	13
Other	(100)	-
Total income tax provision	$145	$745

The following is a summary of the significant components of our deferred tax position:

	Year Ended December 31
(Dollars in thousands)	2010	2009
Deferred tax assets:
Net operating loss and credit carryforwards	$200,293	$150,762
Pension	5,694	4,866
Payment-in-kind interest	5,666	4,083
Compensation reserves	4,062	2,949
Inventory reserves	3,987	3,339
Unrealized hedge losses	852	1,571
Bad debt reserves	763	1,234
Inventory capitalization	-	2,632
Other	1,492	1,190
Gross deferred tax assets	222,809	172,626
Less: valuation allowance	(80,541)	(31,743)
Deferred tax assets, net of allowance	142,268	140,883
Deferred tax liabilities:
Property, plant, and equipment	$(106,978)	$(105,829)
Cancellation of debt income deferral	(25,960)	(25,920)
Intangible assets	(11,315)	(11,581)
Deferred repair charges	(4,578)	(3,288)
Inventory capitalization	(918)	-
Prepaid expenses	(704)	(2,300)
Total deferred tax liabilities	(150,453)	(148,918)
Net deferred tax liabilities	$(8,185)	$(8,035)

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $80.5 million and $31.7 million, respectively.  The increase in the valuation allowance of $48.8 million is primarily attributable to additional federal and state losses incurred during 2010 for which is it less than more likely than not the Company will realize those benefits in the future.

Income tax benefits related to the pension prior service liability have been credited to other comprehensive income. The benefits have been reduced by a valuation allowance of $5.7 million.  Income tax benefits related to hedging activity have been credited to other comprehensive income, and the benefits have been reduced by a valuation allowance of $0.9 million.

The Company’s policy is to record interest paid with respect to income taxes as interest expense or interest income, respectively, in the consolidated statements of operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on the unique alternative fuels tax credit income in 2009 and our lack of historical earnings, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

The Company has federal net operating loss carryforwards totaling approximately $542.6 million on December 31, 2010, which begin to expire in 2026.

The Company has state net operating loss carryforwards totaling approximately $303.9 million on December 31, 2010, which begin to expire in 2011.

The Company is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2007 through 2010.  As of the current date, there are no ongoing federal or state income tax audits.

18.   COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has entered into operating lease agreements, which expire at various dates through 2022, related to certain machinery and equipment used in its manufacturing process.  Rental expense for Verso Paper under operating leases amounted to $7.0 million, $6.8 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Rental expense under operating leases for Verso Holdings was the same as Verso Paper’s for 2010 and 2009, and was $6.1 million for the year ended December 31, 2008.

The following, as of December 31, 2010, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in thousands)
2011	$6,564
2012	5,262
2013	3,843
2014	2,539
2015	1,177
Thereafter	2,345
Total	$21,730

Purchase obligations — The Company has entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  At December 31, 2010, total unconditional purchase obligations were $685.1 million, due as follows: 2011–$154.6 million; 2012–$87.2 million; 2013–$87.2 million; 2014–$87.6 million; 2015– $86.4 million; and thereafter–$182.1 million.

Severance Arrangements — Under the Company’s severance policy, and subject to certain terms and conditions, if the employment of a salaried employee of the Company is terminated under specified circumstances, the employee is eligible to receive (1) a termination allowance equal to two weeks of his or her base salary for each full or partial year of applicable service with the Company, subject to a minimum of four weeks of base salary, and (2) if the employee is a participant in the Company’s annual incentive award plan (the “VIP”), a prorated portion of the incentive award otherwise payable under the VIP for the year in which his or her employment with the Company is terminated.  The Company is obligated to provide certain severance benefits to Michael A. Jackson, the President and Chief Executive Officer, under his employment agreement in the event of the termination of his employment by the Company without cause, by him for good reason, or due to his death or disability.  The Company is obligated to provide certain severance benefits to the other executive officers of the Company under their confidentiality and non-competition agreements in the event that their employment with the Company is terminated for any reason.

Thilmany, LLC — In connection with the Acquisition, the Company assumed a twelve-year supply agreement with Thilmany, LLC, or “Thilmany,” for the specialty paper products manufactured on paper machine no. 5 at the Androscoggin mill which expires on June 1, 2017.  The agreement requires Thilmany to pay the Company a variable charge for the paper purchased and a fixed charge for the availability of the no. 5 paper machine.  The Company is responsible for the machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  Thilmany has the right to terminate the agreement if certain events occur.

General Litigation — The Company is involved in legal proceedings incidental to the conduct of its business.  The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on its financial statements.

19.   NEW MARKET TAX CREDIT ENTITIES

On December 29, 2010, the Company entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at the Company’s mill in Quinnesec, Michigan in which Chase made a capital contribution and Verso Finance made a loan to the Investment Fund under a qualified New Markets Tax Credit, or “NMTC,” program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.”  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested by Verso Holdings on behalf of Verso Finance in the $23.3 million aggregate principal amount of a 6½% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, an indirect,  wholly-owned subsidiary of the Company, as partial financing for the renewable energy project.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) are restricted for use on the renewable energy project.  Restricted cash of $25.0 million held by Verso Quinnesec REP LLC at December 31, 2010, after qualifying capital expenditures, is included in other assets in the accompanying consolidated balance sheet.

Simultaneously, Chase contributed $9.0 million in the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase Chase’s interest.  The Company believes that Chase will exercise the put option in December 2017 at the end of the recapture period. The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as the Company’s obligation to deliver tax benefits is relieved.  The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement is a variable interest entity, or “VIE.”  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the VIE.  The Company concluded that it was the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities on the consolidated balance sheets.  Direct costs incurred in structuring the arrangement are deferred and will be recognized as expense over the term of the notes.  Incremental costs to maintain the structure during the compliance period will be recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2010:

	VERSO HOLDINGS
	Assets		Liabilities
(Dollars in thousands)	Carrying Value	Classification	Carrying Value	Classification
New Market Tax Credit Financing	$23,305	Intangibles and other assets, net	$23,305	Long-term debt

The asset held by Verso Holdings represents its investment in the loan to Verso Finance, which is eliminated in consolidation in the accompanying consolidated balance sheet of Verso Paper.  The liability of Verso Holdings represents the loan issued by the Investment Fund to Verso Finance, which is also eliminated in consolidation in the accompanying consolidated balance sheet of Verso Paper.

20.   INFORMATION BY INDUSTRY SEGMENT

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

The following table summarizes the industry segments for the years ended December 31, 2010, 2009, and 2008:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2010	2009	2008
Net Sales:
Coated and supercalendered	$1,314,961	$1,198,758	$1,575,005	$1,314,961	$1,198,758	$1,575,005
Hardwood market pulp	164,948	104,541	146,443	164,948	104,541	146,443
Other	125,407	57,555	45,365	125,407	57,555	45,365
Total	$1,605,316	$1,360,854	$1,766,813	$1,605,316	$1,360,854	$1,766,813
Operating Income (Loss):
Coated and supercalendered	$(38,938)	(57,474)	36,885	$(38,884)	(57,240)	37,053
Hardwood market pulp	49,267	(12,548)	29,931	49,267	(12,548)	29,931
Other	(14,193)	(7,417)	(4,790)	(14,193)	(7,417)	(3,705)
Total	$(3,864)	$(77,439)	$62,026	$(3,810)	$(77,205)	$63,279
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$100,902	$110,415	$112,928	$100,902	$110,415	$112,928
Hardwood market pulp	18,313	17,916	18,385	18,313	17,916	18,385
Other	8,152	4,351	3,145	8,152	4,351	3,031
Total	$127,367	$132,682	$134,458	$127,367	$132,682	$134,344
Capital Spending:
Coated and supercalendered	$59,067	$28,604	$69,029	$59,067	$28,604	$69,028
Hardwood market pulp	11,017	3,869	8,604	11,017	3,869	8,604
Other	3,562	1,743	3,753	3,562	1,743	2,815
Total	$73,646	$34,216	$81,386	$73,646	$34,216	$80,447

21.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings,  the “Parent Issuer,” and its direct, wholly-owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11½% senior secured fixed rate notes due 2014, 9⅛% second priority senior secured fixed rate notes due 2014, second priority senior secured floating rate notes due 2014, and 11⅜% senior subordinated notes due 2016 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$406,017	$5	$4	$-	$406,026
Property, plant, and equipment, net	-	-	962,857	9,854	-	-	972,711
Intercompany/Affiliate receivable	1,222,061	-	3,843	-	31,021	(1,256,925)	-
Investment in subsidiaries	47,383	-	-	-	-	(47,383)	-
Non-current assets	-	-	125,964	25,678	85	-	151,727
Total assets	$1,269,444	$-	$1,498,681	$35,537	$31,110	$(1,304,308)	$1,530,464
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$48,596	$-	$195,097	$-	$4	$-	$243,697
Intercompany/Affiliate payable	-	-	1,222,061	34,864	-	(1,256,925)	-
Long-term debt	1,149,431	-	-	-	23,305	-	1,172,736
Other long-term liabilities	-	-	34,793	-	7,821	-	42,614
Member's equity	71,417	-	46,730	673	(20)	(47,383)	71,417
Total liabilities and equity	$1,269,444	$-	$1,498,681	$35,537	$31,110	$(1,304,308)	$1,530,464

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2009

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$426,837	$-	$-	$-	$426,837
Property, plant, and equipment, net	-	-	1,022,622	-	-	-	1,022,622
Intercompany receivable	1,195,660	-	-	-	-	(1,195,660)	-
Investment in subsidiaries	169,874	-	-	-	-	(169,874)	-
Non-current assets	-	-	110,804	-	-	-	110,804
Total assets	$1,365,534	$-	$1,560,263	$-	$-	$(1,365,534)	$1,560,263
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$49,268	$-	$167,152	$-	$-	$-	$216,420
Intercompany payable	-	-	1,195,660	-	-	(1,195,660)	-
Long-term debt	1,118,273	-	-	-	-	-	1,118,273
Other long-term liabilities	-	-	27,577	-	-	-	27,577
Member's equity	197,993	-	169,874	-	-	(169,874)	197,993
Total liabilities and member's equity	$1,365,534	$-	$1,560,263	$-	$-	$(1,365,534)	$1,560,263

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Year Ended December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,605,316	$-	$-	$-	$1,605,316
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,410,770	-	-	-	1,410,770
Depreciation, amortization, and depletion	-	-	127,367	-	-	-	127,367
Selling, general, and administrative
expenses	-	-	70,948	21	20	-	70,989
Interest income	(123,710)	-	(123)	(1)	(4)	123,714	(124)
Interest expense	123,710	-	122,524	4	4	(123,714)	122,528
Other income, net	(255)	-	(734)	-	-	255	(734)
Equity in net loss of subsidiaries	(125,480)	-	-	-	-	125,480	-
Net loss	$(125,225)	$-	$(125,436)	$(24)	$(20)	$125,225	$(125,480)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Year Ended December 31, 2009

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,360,854	$-	$-	$-	$1,360,854
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,242,743	-	-	-	1,242,743
Depreciation, amortization, and depletion	-	-	132,682	-	-	-	132,682
Selling, general, and administrative
expenses	-	-	61,655	-	-	-	61,655
Restructuring and other charges	-	-	979	-	-	-	979
Interest income	(112,797)	-	(241)	-	-	112,797	(241)
Interest expense	112,797	-	116,130	-	-	(112,797)	116,130
Other income, net	(31,266)	-	(273,796)	-	-	31,266	(273,796)
Equity in net income of subsidiaries	80,702	-	-	-	-	(80,702)	-
Net income	$111,968	$-	$80,702	$-	$-	$(111,968)	$80,702

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Year Ended December 31, 2008

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,766,813	$-	$-	$-	$1,766,813
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,462,333	-	-	-	1,462,333
Depreciation, amortization, and depletion	-	-	134,344	-	-	-	134,344
Selling, general, and administrative
expenses	-	-	79,441	-	-	-	79,441
Restructuring and other charges	-	-	27,416	-	-	-	27,416
Interest and dividend income	(122,315)	-	(770)	-	-	122,315	(770)
Interest expense	105,007	-	103,200	-	-	(105,007)	103,200
Equity in net loss of subsidiaries	(39,151)	-	-	-	-	39,151	-
Net loss	$(21,843)	$-	$(39,151)	$-	$-	$21,843	$(39,151)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2010
				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$64,287	$3,818	$7,716	$-	$75,821
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	453	-	-	-	453
Loan to affiliate	-	-	(23,305)	-	(31,017)	54,322	-
Transfers to restricted cash	-	-	-	(25,073)	-	-	(25,073)
Capital expenditures	-	-	(64,490)	(9,156)	-	-	(73,646)
Return of investment in subsidiaries	78	-	(78)	-	-	-	-
Net cash used in investing activities	78	-	(87,420)	(34,229)	(31,017)	54,322	(98,266)
Cash flows from financing activities:
Proceeds from long-term debt	27,438	-	-	-	-	-	27,438
Loan from affiliate	-	-	-	31,017	23,305	(54,322)	-
Debt issuance costs	(1,205)	-	(160)	(606)	-	-	(1,971)
Cash distributions	(78)	-	-	-	-	-	(78)
Advances to subsidiaries	(26,233)	-	26,233	-	-	-	-
Net cash provided by financing activities	(78)	-	26,073	30,411	23,305	(54,322)	25,389
Change in cash and cash equivalents	-	-	2,940	-	4	-	2,944
Cash and cash equivalents at beginning of
period	-	-	149,762	-	-	-	149,762
Cash and cash equivalents at end of period	$-	$-	$152,702	$-	$4	$-	$152,706

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2009

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$180,135	$-	$-	$-	$180,135
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	83	-	-	-	83
Capital expenditures	-	-	(34,216)	-	-	-	(34,216)
Investment in subsidiaries	(39,449)	-	39,449	-	-	-	-
Return of investment in subsidiaries	15,459	-	(15,459)	-	-	-	-
Net cash used in investing activities	(23,990)	-	(10,143)	-	-	-	(34,133)
Cash flows from financing activities:
Debt issuance costs	(10,270)	-	-	-	-	-	(10,270)
Cash distributions	(15,459)	-	-	-	-	-	(15,459)
Advances to subsidiaries	(342,567)	-	342,567	-	-	-	-
Repayment of advances to subsidiaries	482,317	-	(482,317)	-	-	-	-
Proceeds from long-term debt	352,837	-	-	-	-	-	352,837
Payments on long-term debt	(442,868)	-	-	-	-	-	(442,868)
Net cash used in financing activities	23,990	-	(139,750)	-	-	-	(115,760)
Change in cash and cash equivalents	-	-	30,242	-	-	-	30,242
Cash and cash equivalents at beginning of
period	-	-	119,520	-	-	-	119,520
Cash and cash equivalents at end of period	$-	$-	$149,762	$-	$-	$-	$149,762

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2008

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$17,308	$-	$57,615	$-	$-	$-	$74,923
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	108	-	-	-	108
Capital expenditures	-	-	(80,447)	-	-	-	(80,447)
Return of investment in subsidiaries	5,488	-	(5,488)	-	-	-	-
Net cash used in investing activities	5,488	-	(85,827)	-	-	-	(80,339)
Cash flows from financing activities:
Cash distributions	(22,796)	-	-	-	-	-	(22,796)
Advances to subsidiaries	(92,083)	-	92,083	-	-	-	-
Repayment of advances to subsidiaries	2,850	-	(2,850)	-	-	-	-
Proceeds from long-term debt	92,083	-	-	-	-	-	92,083
Payments on long-term debt	(2,850)	-	-	-	-	-	(2,850)
Net cash provided by financing activities	(22,796)	-	89,233	-	-	-	66,437
Change in cash and cash equivalents	-	-	61,021	-	-	-	61,021
Cash and cash equivalents at beginning of
period	-	-	58,499	-	-	-	58,499
Cash and cash equivalents at end of period	$-	$-	$119,520	$-	$-	$-	$119,520

22.   QUARTERLY DATA

Verso Paper’s quarterly financial data (unaudited) is as follows:

	VERSO PAPER CORP.
	2010				2009
(Dollars in millions, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$407.7	$432.9	$401.1	$363.6	$381.0	$394.7	$298.1	$287.1
Gross margin(1)	70.0	61.0	36.7	26.8	44.3	56.2	(0.4)	18.1
Cost of products sold	368.5	403.6	397.2	368.9	368.8	371.8	331.5	303.3
Selling, general, and administrative expenses	21.8	16.4	16.6	16.2	16.5	15.1	14.9	15.4
Restructuring and other charges	-	-	-	-	0.3	0.4	0.1	0.2
Interest income	-	(0.1)	-	-	(0.1)	(0.1)	-	(0.1)
Interest expense	31.7	32.2	31.9	32.3	33.5	34.3	28.5	27.1
Other income, net	(0.4)	-	(0.3)	(0.2)	(57.0)	(70.3)	(66.7)	(113.3)
Income tax expense	0.1	-	-	-	0.8	-	-	-
Net income (loss)	(14.0)	(19.2)	(44.3)	(53.6)	18.2	43.5	(10.2)	54.5
Share Data2:
Earnings (loss) per share:
Basic	$(0.27)	$(0.36)	$(0.85)	$(1.02)	$0.35	$0.84	$(0.20)	$1.05
Diluted	(0.27)	(0.36)	(0.85)	(1.02)	0.35	0.83	(0.20)	1.05
Weighted average shares of common stock
outstanding (thousands):
Basic	52,467	52,466	52,466	52,381	52,375	52,082	52,047	52,047
Diluted	52,467	52,466	52,466	52,381	52,409	52,116	52,047	52,047
Closing price per share:
High	$4.01	$3.18	$5.66	$3.94	$3.49	$3.69	$1.89	$1.30
Low	2.85	2.08	2.31	2.83	2.22	1.11	0.54	0.34
Period-end	3.42	2.88	2.31	3.04	2.61	2.99	1.23	0.64
(1)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization, and depletion.
(2)	No dividends were declared or paid in any of the periods presented.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On February 28, 2011, we made annual incentive award payments to the participants in our 2010 Verso Incentive Plan, or “VIP.”  Based on our performance in 2010 against the performance objectives established under the VIP, we paid incentive awards totaling approximately $7.2 million, which is equivalent to approximately 85% of the maximum funding level of the VIP incentive pool.  In addition, in recognition of our achievements in 2010 in employee safety and sales volume growth, which were not included in our performance objectives under the VIP, we made, upon authorization by the compensation committee of our board of directors, discretionary cash bonus awards to certain employees totaling approximately $0.3 million.  The discretionary cash bonus awards for 2010 made to our named executive officers (as defined in the rules of the Securities and Exchange Commission), which were paid pursuant to our Senior Executive Bonus Plan, were as follows:

		2010
Name	Positions	Bonus Award
Michael A. Jackson	President, Chief Executive Officer and Director	$23,265
Lyle J. Fellows	Senior Vice President of Manufacturing and Energy	4,120
Michael A. Weinhold	Senior Vice President of Sales and Marketing	28,098
Robert P. Mundy	Senior Vice President and Chief Financial Officer	29,678
Peter H. Kesser	Vice President, General Counsel and Secretary	22,904

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item for Verso Corp is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

The information required by this item for Verso Corp is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso Corp is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso Corp is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information required by this item for Verso Corp is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 annual meeting of stockholders.

The following table represents fees billed to Verso Holdings for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2010, 2009, and 2008:

(In thousands of U.S. dollars)	2010	2009	2008
Audit fees	$1,108	$1,194	$939
Audit-related fees	97	38	-
All other	-	-	395
Total	$1,205	$1,232	$1,334

Audit fees.  For the years ended December 31, 2010, 2009, and 2008, audit fees represents the aggregate fees billed to us by Deloitte & Touche LLP for professional services rendered for the audit of our financial statements and review of interim financial statements.

Audit-related fees.  For the years ended December 31, 2010, 2009, and 2008, audit-related fees represent the aggregate fees billed to us by Deloitte & Touche LLP for assurance and related services that are reasonably related to the audit or review of our financial statements, which in both periods includes fees for compliance attestation and other procedures provided in conjunction with documents prepared for our issuance of public debt.

All other.  For the years ended December 31, 2010, 2009, and 2008, aggregate fees billed to us by Deloitte & Touche LLP for professional services related to documentation of internal controls.

The audit committee of our board of directors is responsible for pre-approval of all audit and permitted non-audit services to be performed by Deloitte & Touche LLP, as the registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC.

Part IV

Item 15.  Exhibits and Financial Statement Schedule

Financial Statements

See the Index to Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

See Schedule I – Valuation Accounts and the reports thereon of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on pages S-1 to S-3 of this annual report.

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

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(2)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation of Verso Paper Holdings LLC filed June 6, 2006, as amended by Certificates of Amendment filed June 13, 2006, June 23, 2006, and June 26 2006.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC dated as of January 25, 2007.(3)

4.1	Specimen common stock certificate of Verso Paper Corp.(2)

4.2
Indenture relating to the 9⅛% Second Priority Senior Secured Fixed Rate Notes due 2014 and the Second Priority Senior Secured Floating Rate Notes due 2014, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee. (1)

4.3
Indenture relating to the 11⅜% Senior Subordinated Notes due 2016, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(1)

4.4	Collateral Agreement dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Subsidiaries named therein, and Wilmington Trust Company, as Collateral Agent.(4)

4.5
Indenture dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee,(5)  as supplemented by the First Supplemental Indenture, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee.(6)

4.6
Indenture dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee,(7)  as supplemented by the First Supplemental Indenture, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee.(8)

4.7
Registration Rights Agreement, dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc., and Merrill Lynch Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers.(7)

4.8
Registration Rights Agreement, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc., and Merrill Lynch Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers.(8)

10.1
Amended and Restated Credit Agreement dated as of June 3, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Lehman Brothers Inc., as syndication agent, Citigroup Global Markets Inc. and Bank of America Securities LLC, as co-documentation agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint bookrunners and co-lead arrangers.(4)

10.2
Amended and Restated Guarantee and Collateral Agreement dated as of June 11, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, Credit Suisse, Cayman Islands Branch, as administrative agent for the secured parties, Credit Suisse, Cayman Islands Branch, as credit agreement authorized representative, Wilmington Trust FSB, as note authorized representative, and each additional authorized representative from time to time party thereto.(4)

10.3
Collateral Agreement dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries party thereto, and Wilmington Trust Company, as collateral agent,(7)  as amended by Amendment No. 1 to Collateral Agreement, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries party thereto, and Wilmington Trust Company, as collateral agent.(8)

10.4
Intercreditor Agreement dated as August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries named therein,(1) as amended by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011.(7)

10.5
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC and NexTier Solutions Corporation in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent.(1)

10.6
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and Nextier Solutions Corporation in favor of Wilmington Trust Company, as Collateral Agent.(1)

10.7
Credit Agreement dated January 31, 2007, among Verso Paper Finance Holdings LLC, Verso Paper Finance Holdings Inc., the Lenders party thereto, Credit Suisse, as Administrative Agent, and Citigroup Global Markets Inc., as Syndication Agent.(2)

10.8	Management and Transaction Fee Agreement dated as of August 1, 2006, among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P. and Apollo Management VI, L.P.(1)

10.9	Third Amended and Restated Limited Partnership Agreement of Verso Paper Management LP dated as of May 20, 2008 (form).(2)

10.10	Registration Rights Agreement among Verso Paper Investments LP and the individual limited partners of Verso Paper Management LP (form).(2)

10.11*	Verso Paper Corp. 2008 Incentive Award Plan (form),(2) as amended by the First Amendment to Verso Paper Corp. 2008 Incentive Award Plan.(9)

10.12*	Form of Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors.(9)

10.13*	Form of Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement.(10)

10.14*	Form of Verso Paper Corp. 2008 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(10)

10.15*	Verso Paper Corp. Senior Executive Bonus Plan (form).(2)

10.16*	2009 Long-Term Cash Award Program for Executives effective as of January 1, 2009, pursuant to the Verso Paper Corp. Senior Executive Bonus Plan.(4)

10.17*
Employment Agreement dated as of November 16, 2006, between Mike Jackson and Verso Paper Holdings LLC,(1) as supplemented by the Letter Agreement dated as of November 16, 2006, between Verso Paper Holdings LLC and Mike Jackson,(1) and as amended by the First Amendment to Employment Agreement dated as of January 1, 2008, between Mike Jackson and Verso Paper Holdings LLC,(2) and the Second Amendment to Employment Agreement dated as of December 31, 2008, between Mike Jackson and Verso Paper Holdings LLC.(11)

10.18*	Letter Agreement dated as of February 16, 2007, between Verso Paper Management LP and Mike Jackson.(1)

10.19*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Lyle J. Fellows,(2) as amended by the First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Lyle J. Fellows.(11)

10.20*	Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Michael A. Weinhold,(2) as amended by the First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Michael A. Weinhold.(11)

10.21*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Robert P. Mundy,(2) as amended by the First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Robert P. Mundy.(11)

10.22*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Peter H. Kesser,(2) as amended by the First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Peter H. Kesser.(11)

10.23*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Ricardo Moncada, as amended by the First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Ricardo Moncada.(12)

10.24*	Letter Agreement dated as of November 1, 2006, between Verso Paper Management LP and L.H. Puckett.(1)

10.25*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(2)

10.26*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of December 23, 2009.(13)

10.27*	Executive Retirement Program effective as of January 1, 2010.(13)

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Verso Paper Corp.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Registration Statement of Verso Paper Holdings LLC on Form S-4 (Registration No. 333-142283), as amended.

(2)	Incorporated by reference to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), as amended.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

(5)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2009.

(6)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 15, 2010.

(7)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 26, 2011.

(8)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on February 10, 2011.

(9)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(10)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on September 25, 2009.

(11)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 2, 2009.

(12)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(13)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2009.

  *           An asterisk denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2011

VERSO PAPER CORP.

By:	/s/ Michael A. Jackson
Michael A. Jackson
President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Verso Paper Corp. and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Michael A. Jackson
Michael A. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011
/s/ Robert P. Mundy
Robert P. Mundy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011
/s/ Michael E. Ducey
Michael E. Ducey	Director	March 3, 2011

/s/ Thomas Gutierrez
Thomas Gutierrez	Director	March 3, 2011

/s/ Scott M. Kleinman
Scott M. Kleinman	Director	March 3, 2011

David W. Oskin	Director	March 3, 2011

/s/ Eric L. Press
Eric L. Press	Director	March 3, 2011

/s/ L.H. Puckett, Jr.
L.H. Puckett, Jr.	Director	March 3, 2011

/s/ David B. Sambur
David B. Sambur	Director	March 3, 2011

/s/ Jordan C. Zaken
Jordan C. Zaken	Director	March 3, 2011

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 3, 2011

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

Signature	Position	Date

/s/ Michael A. Jackson
Michael A. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011
/s/ Robert P. Mundy
Robert P. Mundy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011
/s/ Michael E. Ducey
Michael E. Ducey	Director	March 3, 2011

/s/ Scott M. Kleinman
Scott M. Kleinman	Director	March 3, 2011

David W. Oskin	Director	March 3, 2011

/s/ L.H. Puckett, Jr.
L.H. Puckett, Jr.	Director	March 3, 2011

/s/ David B. Sambur
David B. Sambur	Director	March 3, 2011

/s/ Jordan C. Zaken
Jordan C. Zaken	Director	March 3, 2011

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the consolidated financial statements of Verso Paper Corp., and subsidiary, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 2, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2011

S-1

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

 To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the consolidated financial statements of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 2, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2011

S-2

Schedule I – Valuation Accounts
Verso Paper Corp. and Verso Paper Holdings LLC
For the Years Ended December 31, 2008, 2009, and 2010

	Balance at	Charged to	Charge-off	Balance
	Beginning	Cost and	Against	at End of
(Dollars in thousands)	of Period	Expenses	Allowances	Period
Allowance for uncollectible accounts included in Accounts receivable on the consolidated statements of condition
Year Ended December 31, 2008	$1,677	$999	$(783)	$1,893
Year Ended December 31, 2009	$1,893	$432	$(1,356)	$969
Year Ended December 31, 2010	$969	$214	$(398)	$785

S-3