Form 10-Q
period 2011-03-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2011-05-09
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, Verso Paper Corp had 52,625,108 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$54,811	$152,780	$54,736	$152,706
Accounts receivable, net	137,007	107,008	137,134	107,012
Inventories	168,650	142,516	168,650	142,516
Prepaid expenses and other assets	9,286	3,806	9,297	3,792
Total current assets	369,754	406,110	369,817	406,026
Property, plant, and equipment, net	955,681	972,711	955,681	972,711
Reforestation	13,744	13,826	13,744	13,826
Intangibles and other assets, net	100,298	104,795	122,943	127,350
Goodwill	18,695	18,695	10,551	10,551
Total assets	$1,458,172	$1,516,137	$1,472,736	$1,530,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$122,165	$123,874	$123,056	$124,774
Accrued liabilities	78,050	119,810	77,296	118,923
Total current liabilities	200,215	243,684	200,352	243,697
Long-term debt	1,255,248	1,228,611	1,198,029	1,172,736
Other liabilities	51,947	50,648	43,762	42,614
Total liabilities	1,507,410	1,522,943	1,442,143	1,459,047
Commitments and contingencies (Note 11)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,625,108 shares issued and outstanding on March 31,
2011, and 52,467,101 shares issued and outstanding on
December 31, 2010)	527	525	n/a	n/a
Paid-in-capital	214,708	214,050	319,335	318,690
Retained deficit	(249,724)	(205,127)	(273,993)	(231,019)
Accumulated other comprehensive loss	(14,749)	(16,254)	(14,749)	(16,254)
Total equity	(49,238)	(6,806)	30,593	71,417
Total liabilities and equity	$1,458,172	$1,516,137	$1,472,736	$1,530,464

Included in the balance sheet line items above are related-party balances as follows (Note 9):
Accounts receivable	$14,371	$12,248	$14,497	$12,248
Intangibles and other assets, net	-	-	23,305	23,305
Accounts payable	877	808	877	808
Accrued liabilities	-	-	126	-
Long-term debt	-	-	23,305	23,305

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$416,592	$363,646	$416,592	$363,646
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	352,528	336,746	352,528	336,746
Depreciation, amortization, and depletion	31,347	32,142	31,347	32,142
Selling, general, and administrative expenses	18,634	16,269	18,583	16,217
Total operating expenses	402,509	385,157	402,458	385,105
Operating income (loss)	14,083	(21,511)	14,134	(21,459)
Interest income	(34)	(39)	(412)	(39)
Interest expense	32,389	32,322	31,344	31,001
Other, net	26,327	(244)	26,176	(245)
Loss before income taxes	(44,599)	(53,550)	(42,974)	(52,176)
Income tax benefit	(2)	-	-	-
Net loss	$(44,597)	$(53,550)	$(42,974)	$(52,176)

Loss per common share
Basic	$(0.84)	$(1.02)
Diluted	$(0.84)	$(1.02)
Weighted average common shares outstanding (in thousands)
Basic	53,114	52,381
Diluted	53,114	52,381
Included in the financial statement line items above are related-party transactions as follows (Note 9):
Net sales	$42,994	$32,154	$42,994	$32,154
Purchases included in cost of products sold	1,813	1,388	1,813	1,388
Interest income	-	-	(379)	-
Interest expense	-	-	379	-

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010

					Accumulated
					Other
					Comprehensive
	Common	Common	Paid-in-	Retained	Income	Total
(Dollars and shares in thousands)	Shares	Stock	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2009	52,374	$524	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	(53,550)	-	(53,550)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $0.8
million of net losses included in net loss	-	-	-	-	(6,451)	(6,451)
Defined benefit pension plan						-
amortization of net loss and prior service cost	-	-	-	-	468	468
Total other comprehensive loss	-	-	-	-	(5,983)	(5,983)
Comprehensive loss	-	-	-	(53,550)	(5,983)	(59,533)
Common stock issued for restricted stock	90	1	(1)	-	-	-
Stock option exercise	1	-	-	-	-	-
Equity award expense	-	-	359	-	-	359
Balance - March 31, 2010	52,465	$525	$212,739	$(127,595)	$(19,552)	$66,117

Balance - December 31, 2010	52,467	$525	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	-	-	-	(44,597)	-	(44,597)
Other comprehensive income (loss):
Net unrealized gains on derivative financial
instruments, net of reclassification of $1.3
million of net losses included in net loss	-	-	-	-	1,113	1,113
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	-	-	392	392
Total other comprehensive income	-	-	-	-	1,505	1,505
Comprehensive income (loss)	-	-	-	(44,597)	1,505	(43,092)
Common stock issued for restricted stock	153	2	(2)	-	-	-
Stock option exercise	5	-	15	-	-	15
Equity award expense	-	-	645	-	-	645
Balance - March 31, 2011	52,625	$527	$214,708	$(249,724)	$(14,749)	$(49,238)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(Dollars in thousands)	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2009	$317,023	$(105,461)	$(13,569)	$197,993
Net loss	-	(52,176)	-	(52,176)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $0.8 million of net losses included in net loss	-	-	(6,451)	(6,451)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	468	468
Total other comprehensive loss	-	-	(5,983)	(5,983)
Comprehensive loss	-	(52,176)	(5,983)	(58,159)
Equity award expense	359	-	-	359
Balance - March 31, 2010	$317,382	$(157,637)	$(19,552)	$140,193

Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Net loss	-	(42,974)	-	(42,974)
Other comprehensive income (loss):
Net unrealized gains on derivative financial instruments, net of
reclassification of $1.3 million of net losses included in net loss	-	-	1,113	1,113
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	392	392
Total other comprehensive income	-	-	1,505	1,505
Comprehensive income (loss)	-	(42,974)	1,505	(41,469)
Equity award expense	645	-	-	645
Balance - March 31, 2011	$319,335	$(273,993)	$(14,749)	$30,593

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Cash Flows From Operating Activities:
Net loss	$(44,597)	$(53,550)	$(42,974)	$(52,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	31,347	32,142	31,347	32,142
Amortization of debt issuance costs	1,468	1,354	1,378	1,264
Accretion of discount on long-term debt	1,053	902	1,053	902
Loss (gain) on early extinguishment of debt	26,092	(253)	26,092	(255)
Loss (gain) on disposal of fixed assets	309	(59)	309	(59)
Equity award expense	645	359	645	359
Change in unrealized losses on derivatives, net	-	(6,451)	-	(6,451)
Other - net	(203)	431	(203)	431
Changes in assets and liabilities:
Accounts receivable	(30,000)	(990)	(30,122)	(1,041)
Inventories	(26,134)	(1,184)	(26,134)	(1,184)
Prepaid expenses and other assets	(3,031)	4,594	(3,056)	4,594
Accounts payable	(1,709)	(2,338)	(1,718)	(2,338)
Accrued liabilities	(37,987)	(24,080)	(39,349)	(25,310)
Net cash used in operating activities	(82,747)	(49,123)	(82,732)	(49,122)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	24	52	24	52
Transfers from restricted cash, net	3,818	-	3,818	-
Capital expenditures	(13,242)	(8,435)	(13,242)	(8,435)
Net cash used in investing activities	(9,400)	(8,383)	(9,400)	(8,383)
Cash Flows From Financing Activities:
Proceeds from long-term debt	394,618	27,437	394,618	27,437
Debt issuance costs	(10,457)	(961)	(10,458)	(961)
Repayments of long-term debt	(389,998)	-	(389,998)	-
Proceeds from issuance of common stock	15	-	-	-
Net cash provided by (used in) financing activities	(5,822)	26,476	(5,838)	26,476
Change in cash and cash equivalents	(97,969)	(31,030)	(97,970)	(31,029)
Cash and cash equivalents at beginning of period	152,780	152,097	152,706	149,762
Cash and cash equivalents at end of period	$54,811	$121,067	$54,736	$118,733

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2011,
AND DECEMBER 31, 2010, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

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

Included in these financial statements are the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010. The December 31, 2010, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their Annual Reports on Form 10-K for the year ended December 31, 2010.

2.	RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 310, Receivables.  New authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2010-20) under Accounting Standards Codification, or “ASC”, Topic 310, Receivables, requires more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, and impaired, modified, non-accrual and past-due loan information.  ASU 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011.  Since this new guidance under ASC Topic 310 only affects disclosure requirements and since all of the Company’s trade accounts receivable are short-term, the adoption of the new guidance under ASC Topic 310 had no impact on the Company’s consolidated financial statements or disclosures.

ASC Topic 350, Intangibles – Goodwill and Other.  New authoritative accounting guidance (ASU No. 2010-28) under ASC Topic 350, Intangibles – Goodwill and Other, modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The Company’s adoption of the new guidance under ASC Topic 350, effective January 1, 2011, did not have an impact on the Company’s consolidated financial statements, as it was not more likely than not that a goodwill impairment exists.

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

ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820, Fair Value Measurements and Disclosures,  provides guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This guidance was effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which was effective for interim or annual reporting periods beginning after December 15, 2010. Since this new guidance only affects disclosure requirements, the Company’s adoption of the initial requirements for the quarterly period ended March 31, 2010, and the Company’s adoption of the remaining provisions for the quarterly period ended March 31, 2011, had no impact on the Company’s financial condition, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after March 31, 2011, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended March 31,
(In thousands, except per share data)	2011	2010
Net income (loss) available to common shareholders	$(44,597)	$(53,550)

Weighted average common stock outstanding	52,740	52,047
Weighted average restricted stock	374	334
Weighted average common shares outstanding - basic	53,114	52,381
Dilutive shares from stock options	-	-
Weighted average common shares outstanding - diluted	53,114	52,381

Basic earnings (loss) per share	$(0.84)	$(1.02)
Diluted earnings (loss) per share	$(0.84)	$(1.02)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2011 or 2010.

For the three months ended March 31, 2011, 1,552,000 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.56 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three months ended March 31, 2010, 1,158,000 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.40 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventory and Intangibles and other assets on the accompanying condensed consolidated balance sheets (see also Note 4).

Inventories by major category include the following:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Raw materials	$29,199	$27,709
Woodyard logs	11,453	3,863
Work-in-process	17,683	16,416
Finished goods	83,843	67,817
Replacement parts and other supplies	26,472	26,711
Inventories	$168,650	$142,516

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

On March 31, 2011, the Company had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Asset retirement obligations, January 1	$13,660	$13,300
Accretion expense	195	204
Settlement of existing liabilities	(55)	(155)
Adjustment to existing liabilities	-	807
Asset retirement obligations, March 31	$13,800	$14,156

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Interest cost of $0.7 million was capitalized for the quarter ended March 31, 2011.  For the quarter ended March 31, 2010, interest costs capitalized were negligible.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $30.9 million and $31.4 million, respectively, for the quarters ended March 31, 2011 and 2010.

4.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $6.0 million on
March 31, 2011, and $5.7 million on December 31, 2010	$7,332	$7,570	$7,332	$7,570
Patents, net of accumulated amortization of $0.5 million on March 31, 2011,
and December 31, 2010	612	641	612	641
Total amortizable intangible assets	7,944	8,211	7,944	8,211
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $13.9 million on
March 31, 2011, and $19.9 million on December 31, 2010, for Verso Paper, and net of accumulated amortization of $12.4 million on March 31, 2011,
and $18.5 million on December 31, 2010, for Verso Holdings	28,068	25,550	27,408	24,800
Deferred major repair	9,359	12,009	9,359	12,009
Deferred software cost, net of accumulated amortization of $0.4 million on
March 31, 2011, and $0.8 million on December 31, 2010	315	414	315	414
Replacement parts, net	4,139	4,535	4,139	4,535
Loan to affiliate	-	-	23,305	23,305
Restricted cash	23,581	27,399	23,581	27,399
Other	5,419	5,204	5,419	5,204
Total other assets	70,881	75,111	93,526	97,666
Intangibles and other assets	$100,298	$104,795	$122,943	$127,350

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Intangible amortization	$266	$345
Software amortization	99	355

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2011	$799
2012	915
2013	815
2014	715
2015	615

5.	LONG-TERM DEBT

A summary of long-term debt is as follows:

		March 31, 2011			December 31, 2010
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	299,865	344,925	332,135	384,125
9.13% Second Priority Senior Secured Notes	8/1/2014	9.13%	-	-	337,080	347,192
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,643	415,800	-	-
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.05%	180,216	177,152	180,216	162,194
11.38% Senior Subordinated Notes	8/1/2016	11.38%	300,000	318,600	300,000	300,750
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			1,198,029	1,279,782	1,172,736	1,217,566
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.67%	80,524	77,706	79,180	76,409
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Eliminate loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total debt for Verso Paper Corp.			$1,255,248	$1,334,183	$1,228,611	$1,270,670
(1) Par value of $315,000 on March 31, 2011, and $350,000 on December 31, 2010.
(2) Par value of $396,000 on March 31, 2011.

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense	$31,647	$31,005	$30,693	$29,774
Cash interest paid	55,556	55,874	55,812	55,874
Debt issuance cost amortization (1)	1,468	1,354	1,378	1,264
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $28.6 million in letters of credit issued and $171.4 million available for future borrowing as of March 31, 2011.  The borrowing capacity under the revolving credit facility, which previously had been reduced by $15.8 million as a result of the bankruptcy of Lehman Commercial Paper, Inc., or “Lehman,” was restored by such amount when Barclays Bank PLC, or “Barclays,” purchased Lehman’s commitment on February 3, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% and/or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350 million aggregate principal amount of 11.5% senior secured notes due 2014.  On March 14, 2011, Verso Holdings repurchased and retired a total of $35 million aggregate principal amount of these notes.  As a result of such repurchase, Verso Holdings recognized a loss of $3.6 million, including the write-off of unamortized debt issuance costs.  The notes bear interest, payable semi-annually, at the rate of 11.5% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The notes mature on July 1, 2014.

8.75% Second Priority Senior Secured Notes due 2019.  On January 26, 2011, and February 10, 2011, Verso Holdings issued $360 million and $36 million, respectively, aggregate principal amount of 8.75% second priority senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on February 1, 2019.

The net proceeds from the issuance of the 8.75% second priority senior secured notes on January 26, 2011, after deducting the discount, underwriting fees and offering expenses, were $348.1 million.  On January 26, 2011, and February 9, 2011, Verso Holdings used a total of $326.1 million of the net proceeds to repurchase and retire a total of $310.5 million aggregate principal amount of its 9.13% second priority senior secured fixed rate notes due 2014 pursuant to a tender offer.  On March 11, 2011, Verso Holdings used an additional $27.8 million of the net proceeds and available cash to redeem the remaining outstanding $26.6 million aggregate principal amount of its 9.13% second priority senior secured fixed rate notes due 2014.  Following such repurchases and redemption, there are no longer any outstanding 9.13% second priority senior secured fixed rate notes due 2014, and Verso Holdings recognized a total loss of $22.5 million, including the write-off of unamortized debt issuance costs. The net proceeds from the issuance of the 8.75% second priority senior secured notes on February 10, 2011, including a premium and after deducting the underwriting fees and offering expenses, were $36.1 million.  On March 14, 2011, Verso Holdings used the net proceeds to redeem and retire $35 aggregate principal amount million of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of March 31, 2011, Verso Holdings has repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of March 31, 2011, the interest rate on the notes was 4.05% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300 million aggregate principal amount of 11.38% senior subordinated notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes mature on August 1, 2016.

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, has $80.5 million outstanding on its senior unsecured term loan.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of March 31, 2011, the weighted-average interest rate on the loan was 6.67% per year.  Verso Finance elected to exercise the PIK option for $1.3 million and $1.2 million of interest payments due in the first quarter of 2011 and 2010, respectively.  The loan matures on February 1, 2013.

As of March 31, 2011, we were in compliance in all material respects with the covenants in our debt agreements.

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

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In the first quarter of 2011, the Company made contributions of $1.5 million attributable to the 2010 plan year.  The Company made an additional contribution of $1.8 million in April 2011 attributable to the 2011 plan year.  The Company made no contributions in the first quarter of 2010.  The Company expects to make additional contributions of $7.5 million in 2011, with $3.2 million related to the 2010 plan year and $4.3 million related to the 2011 plan year.

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

The following table summarizes the components of net periodic expense:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Components of net periodic benefit cost:
Service cost	$1,674	$1,527
Interest cost	631	522
Expected return on plan assets	(645)	(462)
Amortization of prior service cost	294	446
Amortization of actuarial loss	98	22
Net periodic benefit cost	$2,052	$2,055

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of March 31, 2011, and December 31, 2010.

(Dollars in thousands)	Total	Level 1	Level 2 (1)	Level 3
March 31, 2011
Corporate/ Government bond fund	$14,511	$-	$14,511	$-
Large capital equity	8,582	-	8,582	-
International equity	5,296	-	5,296	-
Small capital equity	1,527	-	1,527	-
Fixed income fund	1,378	-	1,378	-
Total assets at fair value	$31,294	$-	$31,294	$-
December 31, 2010
Corporate/ Government bond fund	$12,610	$-	$12,610	$-
Large capital equity	8,583	-	8,583	-
International equity	5,318	-	5,318	-
Small capital equity	1,595	-	1,595	-
Fixed income fund	1,152	-	1,152	-
Total assets at fair value	$29,258	$-	$29,258	$-
(1) Based on the net asset value of units held by the plan at period end.

7.	DERIVATIVE INSTRUMENTS AND HEDGES

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

Derivative instruments are recorded on the balance sheet as Intangibles and other assets or Other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under ASC Topic 815, Derivatives and Hedging, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.

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

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	March 31, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(Dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	5,463,719	$117	$1,506	5,748,733	$142	$2,505	Other assets/ Accrued liabilties

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Loss Recognized		Loss Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
			Three Months Ended		Loss on
	March 31,	December 31,	March 31,		Statements
(Dollars in thousands)	2011	2010	2011	2010	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps(1)	$(1,371)	$(2,476)	$(1,271)	$(493)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed	-	-	-	(281)	Interest expense
(1) Net losses at March 31, 2011, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 23 months.

			Loss Recognized
	Loss Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Loss on
	Three Months Ended				Statements
(Dollars in thousands)	2011	2010	2011	2010	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(346)	$(429)	$(4)	$(24)	Cost of products sold

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2011
Assets:
Commodity swaps	$117	$-	$117	$-
Deferred compensation assets	2,205	2,205	-	-
Regional Greenhouse Gas Initiative carbon credits	341	-	341	-
Liabilities:
Commodity swaps	$1,506	$-	$1,506	$-
Deferred compensation liabilities	2,205	2,205	-	-
December 31, 2010
Assets:
Commodity swaps	$142	$-	$142	$-
Deferred compensation assets	1,547	1,547	-	-
Regional Greenhouse Gas Initiative carbon credits	334	-	334	-
Liabilities:
Commodity swaps	$2,505	$-	$2,505	$-
Deferred compensation liabilities	1,547	1,547	-	-
Fair values are based on observable market data.

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the three months ended March 31, 2011 or 2010.

9.	RELATED PARTY TRANSACTIONS

The Company had net sales to xpedx, a subsidiary of International Paper, and its affiliated companies of approximately $43.0 million for the first quarter of 2011, compared to $32.2 million for the same period in 2010.  For the first quarter of 2011 and 2010, sales to xpedx and its affiliated companies accounted for approximately 10% and 9%, respectively, of the Company’s net sales.  The Company had purchases from related parties, primarily xpedx and its affiliated companies, of approximately $1.8 million and $1.4 million, respectively, included in cost of products sold for the first quarter of 2011 and 2010.

Subsequent to the Acquisition, the Company entered into a management agreement with Apollo, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as the Company’s financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if the Company decides that it needs to engage someone to fill such role.  In the event the Company is not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, the Company has agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  The Company agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $1.3 million and $1.2 million of interest payments due in the first quarter of 2011 and 2010, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings.  Verso Holdings has no obligation to make distributions to Verso Finance.

On December 29, 2010, Verso Quinnesec REP LLC, a wholly-owned subsidiary, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund”, a consolidated variable interest entity (see Note 10 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested in the $23.3 million aggregate principal amount of a 6.50% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain Community Development Entities, who, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at Verso Holdings’ mill in Quinnesec, Michigan.  As of March 31, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, Verso Holdings received interest payments of $0.3 million from Verso Finance, and the Investment Fund made interest payments of $0.3 million to Verso Finance.

As of March 31, 2011, Verso Holdings had $0.9 million in current payables due to Verso Paper compared to $0.1 million in current receivables due from Verso Paper as of March 31, 2010.

10.	NEW MARKET TAX CREDIT ENTITIES

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

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested by Verso Holdings on behalf of Verso Finance in the $23.3 million aggregate principal amount of a 6.50% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of the Company, as partial financing for the renewable energy project.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) are restricted for use on the renewable energy project.  The loan from Verso Holdings to Verso Finance bears interest and payments on such loan will be made as Verso Finance receives returns on its investment in the Investment Fund.  Restricted cash of $20.9 million and $25.0 million, respectively, held by Verso Quinnesec REP LLC at March 31, 2011, and December 31, 2010, after qualifying capital expenditures, is included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

On December 29, 2010, Chase also contributed $9.0 million to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase Chase’s interest.  The Company believes that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as the Company’s obligation to deliver tax benefits is relieved.  The Company does not anticipate any credit recaptures will be required in connection with this arrangement.

The Company has determined that the financing arrangement is a variable interest entity, or “VIE.”  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; Chase’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the VIE.  The Company concluded that it was the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying condensed consolidated balance sheets.  Direct costs incurred in structuring the arrangement are deferred and will be recognized as expense over the term of the notes.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of March 31, 2011 and December 31, 2010:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Maximum loss exposure	$119	$110	$119	$110
Current assets	$34	$25	$34	$25
Other noncurrent assets (restricted cash)	85	85	85	85
Total assets	$119	$110	$119	$110
Current liabilities	23	12	149	17
Other noncurrent liabilities	7,923	7,712	7,923	7,712
Total liabilities	$7,946	$7,724	$8,072	$7,729
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

11.	COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets and the Company accounts for this investment under the proportional consolidation method.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of March 31, 2011, the Company had $0.2 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

The following table summarizes the industry segment data for the three-month periods ended March 31, 2011 and 2010:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Net Sales:
Coated and supercalendered	$351,690	$302,778	$351,690	$302,778
Hardwood market pulp	35,737	37,414	35,737	37,414
Other	29,165	23,454	29,165	23,454
Total	$416,592	$363,646	$416,592	$363,646
Operating Income (Loss):
Coated and supercalendered	$8,173	(25,670)	$8,224	(25,618)
Hardwood market pulp	9,264	7,632	9,264	7,632
Other	(3,354)	(3,473)	(3,354)	(3,473)
Total	$14,083	$(21,511)	$14,134	$(21,459)
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$25,116	$25,808	$25,116	$25,808
Hardwood market pulp	4,283	4,653	4,283	4,653
Other	1,948	1,681	1,948	1,681
Total	$31,347	$32,142	$31,347	$32,142
Capital Spending:
Coated and supercalendered	$9,165	$6,311	$9,165	$6,311
Hardwood market pulp	3,861	1,673	3,861	1,673
Other	216	451	216	451
Total	$13,242	$8,435	$13,242	$8,435

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings,  the “Parent Issuer,” and its direct, wholly-owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11.5% senior secured notes due 2014, 8.75% second priority senior secured notes due 2019, second priority senior secured floating rate notes due 2014, and 11.38% senior subordinated notes due 2016 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
March 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$369,783	$-	$34	$-	$369,817
Property, plant, and equipment, net	-	-	943,452	12,517	-	(288)	955,681
Intercompany/affiliate receivable	1,223,704	-	2,836	-	31,154	(1,257,694)	-
Investment in subsidiaries	4,024	-	321	-	-	(4,345)	-
Non-current assets(1)	-	-	125,367	21,786	71	14	147,238
Total assets	$1,227,728	$-	$1,441,759	$34,303	$31,259	$(1,262,313)	$1,472,736
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$22,411	$-	$177,800	$-	$158	$(17)	$200,352
Intercompany/affiliate payable	-	-	1,223,704	33,982	-	(1,257,686)	-
Long-term debt(2)	1,174,724	-	-	-	23,305	-	1,198,029
Other long-term liabilities	-	-	35,839	-	7,923	-	43,762
Member's equity	30,593	-	4,416	321	(127)	(4,610)	30,593
Total liabilities and equity	$1,227,728	$-	$1,441,759	$34,303	$31,259	$(1,262,313)	$1,472,736
(1) Non-current assets of guarantor subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of non-guarantor affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$406,017	$5	$4	$-	$406,026
Property, plant, and equipment, net	-	-	962,857	9,854	-	-	972,711
Intercompany/affiliate receivable	1,222,061	-	3,843	-	31,021	(1,256,925)	-
Investment in subsidiaries	47,383	-	-	-	-	(47,383)	-
Non-current assets(1)	-	-	125,964	25,678	85	-	151,727
Total assets	$1,269,444	$-	$1,498,681	$35,537	$31,110	$(1,304,308)	$1,530,464
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$48,596	$-	$195,097	$-	$4	$-	$243,697
Intercompany/affiliate payable	-	-	1,222,061	34,864	-	(1,256,925)	-
Long-term debt(2)	1,149,431	-	-	-	23,305	-	1,172,736
Other long-term liabilities	-	-	34,793	-	7,821	-	42,614
Member's equity	71,417	-	46,730	673	(20)	(47,383)	71,417
Total liabilities and equity	$1,269,444	$-	$1,498,681	$35,537	$31,110	$(1,304,308)	$1,530,464
(1) Non-current assets of guarantor subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of non-guarantor affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$416,592	$-	$-	$-	$416,592
Cost of products sold (exclusive of
depreciation, amortization, and
depletion)	-	-	352,528	-	-	-	352,528
Depreciation, amortization, and depletion	-	-	31,341	6	14	(14)	31,347
Selling, general, and administrative
expenses	-	-	18,506	(24)	101	-	18,583
Interest income	(31,781)	-	(396)	(16)	(387)	32,168	(412)
Interest expense	31,781	-	30,958	394	379	(32,168)	31,344
Other, net	26,092	-	84	-	-	-	26,176
Equity in net loss of subsidiaries	(16,882)	-	-	-	-	16,882	-
Net loss	$(42,974)	$-	$(16,429)	$(360)	$(107)	$16,896	$(42,974)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$363,646	$-	$-	$-	$363,646
Cost of products sold (exclusive of
depreciation, amortization, and
depletion)	-	-	336,746	-	-	-	336,746
Depreciation, amortization, and depletion	-	-	32,142	-	-	-	32,142
Selling, general, and administrative
expenses	-	-	16,217	-	-	-	16,217
Interest income	(30,493)	-	(39)	-	-	30,493	(39)
Interest expense	30,493	-	31,001	-	-	(30,493)	31,001
Other, net	(255)	-	(245)	-	-	255	(245)
Equity in net loss of subsidiaries	(52,176)	-	-	-	-	52,176	-
Net loss	$(51,921)	$-	$(52,176)	$-	$-	$51,921	$(52,176)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(81,520)	$(1,224)	$12	$-	$(82,732)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	24	-	-	-	24
Transfers to (from) restricted cash	-	-	(307)	4,125	-	-	3,818
Capital expenditures	-	-	(10,573)	(2,669)	-	-	(13,242)
Net cash used in investing activities	-	-	(10,856)	1,456	-	-	(9,400)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,378)	-	152	(232)	-	-	(10,458)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(384,240)	-	384,240	-	-	-	-
Net cash used in financing activities	-	-	(5,606)	(232)	-	-	(5,838)
Change in cash and cash equivalents	-	-	(97,982)	-	12	-	(97,970)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$54,720	$-	$16	$-	$54,736

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor	Intercompany
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(49,122)	$-	$-	$-	$(49,122)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	52	-	-	-	52
Capital expenditures	-	-	(8,435)	-	-	-	(8,435)
Net cash used in investing activities	-	-	(8,383)	-	-	-	(8,383)
Cash flows from financing activities:
Debt issuance costs	(961)	-	-	-	-	-	(961)
Advances to subsidiaries	(26,476)	-	26,476	-	-	-	-
Proceeds from long-term debt	27,437	-	-	-	-	-	27,437
Net cash provided by financing activities	-	-	26,476	-	-	-	26,476
Change in cash and cash equivalents	-	-	(31,029)	-	-	-	(31,029)
Cash and cash equivalents at beginning of period	-	-	149,762	-	-	-	149,762
Cash and cash equivalents at end of period	$-	$-	$118,733	$-	$-	$-	$118,733

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

Financial Summary

Our net sales for the first quarter of 2011 increased $53.0 million, or 14.6%, compared to the first quarter of 2010, as the average sales price for all of our products increased 13.3% compared to the first quarter of 2010 and increased 2.5% compared to the fourth quarter of 2010.  The improvement in our average sales price reflects price increases that went into effect during 2010.  We announced additional price increases for our core products of $40 per ton effective April 1, 2011.  Verso’s gross margin was 15.4% for the first quarter of 2011 compared to 7.4% for the same period in 2010 and 17.2% for the fourth quarter of 2010.  The year-over-year improvement in gross margin reflects the higher averages sales price in the first quarter of 2011.  Sales volume was stable on both a sequential quarter basis and year over year.

During the first quarter of 2011, we completed a refinancing of certain of our debt securities.  We issued $396.0 million aggregate principal amount of new 8.75% second priority senior secured notes due 2019 and used the proceeds from this issuance, together with available cash, to repurchase $337.1 million aggregate principal amount of our 9.13% second priority senior secured notes due 2014 and $35.0 million of our 11.5% first priority senior secured notes due 2014.  These transactions extended the maturity of our second priority senior secured fixed rate notes from 2014 to 2019.  As a result of these transactions, we incurred $26.1 million in losses, including the write-off of unamortized discount and debt issuance costs on the repurchased notes.

We also continue to develop and execute our renewable energy strategy.  All of our previously announced energy projects are on schedule, and we expect to realize a positive annual impact of $50 million to consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization, or “EBITDA,” beginning in the fourth quarter of 2012.  Our capital expenditures increased to $13.2 million in the first quarter of 2011 compared to $8.4 million in the same period last year, reflecting our investment in these projects.  Approximately $4.1 million of the capital expenditures in 2011 were funded from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan.

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

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Net sales	$416,592	$363,646	$416,592	$363,646
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	352,528	336,746	352,528	336,746
Depreciation, amortization, and depletion	31,347	32,142	31,347	32,142
Selling, general, and administrative expenses	18,634	16,269	18,583	16,217
Total operating expenses	402,509	385,157	402,458	385,105
Operating income (loss)	14,083	(21,511)	14,134	(21,459)
Interest income	(34)	(39)	(412)	(39)
Interest expense	32,389	32,322	31,344	31,001
Other, net	26,327	(244)	26,176	(245)
Loss before income taxes	(44,599)	(53,550)	(42,974)	(52,176)
Income tax benefit	(2)	-	-	-
Net loss	$(44,597)	$(53,550)	$(42,974)	$(52,176)

First Quarter of 2011 Compared to First Quarter of 2010

Net Sales. Net sales for the first quarter of 2011 increased 14.6% to $416.6 million from $363.6 million in the first quarter of 2010, as the average sales price for all of our products increased 13.3%, reflecting price increases implemented during 2010 as the economy began to recover and demand for our products improved.  Total sales volume grew 1.1% compared to the first quarter of 2010.

Net sales for our coated and supercalendered papers segment increased 16.2% in the first quarter of 2011 to $351.7 million from $302.8 million for the same period in 2010, due to a 13.0% increase in the average paper sales price per ton combined with a 2.8% increase in paper sales volume.

Net sales for our market pulp segment decreased 4.5% to $35.7 million in the first quarter of 2011 from $37.4 million for the same period in 2010.  This decline reflects an 11.5% decrease in sales volume, which was largely offset by an increase of 7.9% in the average sales price per ton compared to the first quarter of 2010.

Net sales for our other segment increased 24.4% to $29.2 million in the first quarter of 2011 from $23.4 million in the first quarter of 2010.  The improvement in 2011 was due to a 15.1% increase in the average sales price per ton combined with an increase of 8.0% in sales volume, reflecting the continued development of new paper product offerings for our customers.

Cost of sales. Cost of sales, including depreciation, amortization, and depletion, was $383.9 million in the first quarter of 2011 compared to $368.9 million in 2010.  Our gross margin, excluding depreciation, amortization, and depletion, improved to 15.4% for the first quarter of 2011 from 7.4% for the first quarter of 2010, reflecting higher average sales prices during the first quarter of 2011.  Depreciation, amortization, and depletion expenses were $31.4 million in the first quarter of 2011 compared to $32.1 million in the first quarter of 2010.

Selling, general, and administrative. Selling, general, and administrative expenses were $18.6 million in the first quarter of 2011 compared to $16.2 million for the same period in 2010, primarily due to inflation of personnel related costs.

Interest expense. Verso Paper’s interest expense for the first quarter of 2011 was $32.4 million compared to $32.3 million for the same period in 2010.  Verso Holdings’ interest expense for the first quarter of 2011 was $31.3 million compared to $31.0 million for the same period in 2010.

Other, net. Verso Paper had a net loss of $26.3 million for the first quarter of 2011 compared to a net gain of $0.2 million for the first quarter of 2010.  Verso Holdings had a net loss of $26.2 million for the first quarter of 2011 compared to a net gain of $0.3 million for the first quarter of 2010.  Included in the results for 2011 were $26.1 million in pre-tax net losses related to the early retirement of debt in connection with our debt refinancing.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of March 31, 2011, $171.4 million was available for future borrowing under our revolving credit facility.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $48 million in cost reductions and continues to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$(82,747)	$(49,123)	$(82,732)	$(49,122)
Investing activities	(9,400)	(8,383)	(9,400)	(8,383)
Financing activities	(5,822)	26,476	(5,838)	26,476
Net change in cash and cash equivalents	$(97,969)	$(31,030)	$(97,970)	$(31,029)

Operating activities.  In the first quarter of 2011, Verso Paper’s net cash used in operating activities of $82.7 million reflects a net loss of $44.6 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on the early extinguishment of debt of $60.0 million and an increase in working capital of $102.7 million, which included increases in inventory and accounts receivable and a decrease in accrued liabilities.  The increases in inventory and accounts receivable reflect the improved demand for our products and the decrease in accrued liabilities is the result of normal fluctuations in accrued interest payable.  In the first quarter of 2010, Verso Paper’s net cash used in operating activities of $49.1 million reflects a net loss of $53.6 million adjusted for non-cash depreciation, amortization, depletion and accretion of $34.1 million and an increase in working capital of $34.8 million which includes a decline in accrued liabilities resulting from normal fluctuations in accrued interest payable.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first quarter of 2011, Verso Paper’s net cash used in investing activities of $9.4 million reflects $13.2 million in capital expenditures net of funds transferred from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan.  This compares to $8.4 million of net cash used in investing activities due to investments in capital expenditures in the first quarter of 2010.  The increase in capital expenditures reflects our investment in various renewable energy projects.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first quarter of 2011, Verso Paper’s net cash used in financing activities was $5.8 million, reflecting cash payments of $390.0 million to repurchase $337.1 million of our 9.13% second priority senior secured notes and $35.0 million of our 11.5% first priority senior secured notes and pay related fees and charges, net of $384.2 million in cash received from the issuance of $396.0 million aggregate principal amount of 8.75% second priority senior secured notes net of discount, underwriting fees and issuance costs.  Verso Paper’s net cash provided by financing activities was $26.5 million for the first quarter of 2010, reflecting the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  Verso Holdings’ financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $28.6 million in letters of credit issued and $171.4 million available for future borrowing as of March 31, 2011.  The borrowing capacity under the revolving credit facility, which previously had been reduced by $15.8 million as a result of the bankruptcy of Lehman Commercial Paper, Inc., or “Lehman,” was restored by such amount when Barclays Bank PLC, or “Barclays,” purchased Lehman’s commitment on February 3, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% and/or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350 million aggregate principal amount of 11.5% senior secured notes due 2014.  On March 14, 2011, Verso Holdings repurchased and retired a total of $35 million aggregate principal amount of these notes.  As a result of such repurchase, Verso Holdings recognized a loss of $3.6 million, including the write-off of unamortized debt issuance costs.  The notes bear interest, payable semi-annually, at the rate of 11.5% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The notes mature on July 1, 2014.

8.75% Second Priority Senior Secured Notes due 2019.  On January 26, 2011, and February 10, 2011, Verso Holdings issued $360 million and $36 million, respectively, aggregate principal amount of 8.75% second priority senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates. The notes mature on February 1, 2019.

The net proceeds from the issuance of the 8.75% second priority senior secured notes on January 26, 2011, after deducting the discount, underwriting fees and offering expenses, were $348.1 million.  On January 26, 2011, and February 9, 2011, Verso Holdings used a total of $326.1 million of the net proceeds to repurchase and retire a total of $310.5 million aggregate principal amount of its 9.13% second priority senior secured fixed rate notes due 2014 pursuant to a tender offer.  On March 11, 2011, Verso Holdings used an additional $27.8 million of the net proceeds and available cash to redeem the remaining outstanding $26.6 million aggregate principal amount of its 9.13% second priority senior secured fixed rate notes due 2014.  Following such repurchases and redemption, there are no longer any outstanding 9.13% second priority senior secured fixed rate notes due 2014, and Verso Holdings recognized a total loss of $22.5 million, including the write-off of unamortized debt issuance costs. The net proceeds from the issuance of the 8.75% second priority senior secured notes on February 10, 2011, including a premium and after deducting the underwriting fees and offering expenses, were $36.1 million.  On March 14, 2011, Verso Holdings used the net proceeds to redeem and retire $35 aggregate principal amount million of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of March 31, 2011, Verso Holdings has repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of March 31, 2011, the interest rate on the notes was 4.05% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300 million aggregate principal amount of 11.38% senior subordinated notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes mature on August 1, 2016.

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, has $80.5 million outstanding on its senior unsecured term loan.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of March 31, 2011, the weighted-average interest rate on the loan was 6.67% per year.  Verso Finance elected to exercise the PIK option for $1.3 million and $1.2 million of interest payments due in the first quarter of 2011 and 2010, respectively.  The loan matures on February 1, 2013.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of March 31, 2011, we were in compliance in all material respects with the covenants in our debt agreements.

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

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value.  An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The valuation as of October 1, 2010, of goodwill or trademarks assigned indefinite lives, indicated no impairment.

A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.  For reporting units with zero or negative carrying amounts, step two is required if it is more likely than not that a goodwill impairment exists.  If impairment is indicated, then an impairment charge is recorded to reduce the asset to its estimated fair value.  The estimated fair value is generally determined on the basis of discounted future cash flows.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  During the first quarter of 2011, xpedx, a subsidiary of International Paper, and its affiliated companies accounted for approximately 10% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of March 31, 2011.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of March 31, 2011, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of March 31, 2011, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2011, we had net unrealized losses of $1.4 million on open commodity contracts with maturities of one to 23 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.6 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, hydroelectric facilities, chemicals from our pulping process, our own steam recovery boilers, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources, mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

4.1
Indenture dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee,(3)  as supplemented by the First Supplemental Indenture, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee.(4)

4.2
Registration Rights Agreement, dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc., and Merrill Lynch Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers.(3)

4.3
Registration Rights Agreement, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc., and Merrill Lynch Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers.(4)

10.1
Collateral Agreement dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries party thereto, and Wilmington Trust Company, as collateral agent, (3)  as amended by Amendment No. 1 to Collateral Agreement, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries party thereto, and Wilmington Trust Company, as collateral agent.(4)

10.2
Intercreditor Agreement dated as August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries named therein,(5) as amended by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011. (3)

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

(2)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

(3)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 26, 2011.

(4)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on February 10, 2011.

(5)	Incorporated by reference to the Registration Statement of Verso Paper Holdings LLC on Form S-4 (Registration No. 333-142283), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: May 9, 2011
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

4.1
Indenture dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee,(3)  as supplemented by the First Supplemental Indenture, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee.(4)

4.2
Registration Rights Agreement, dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc., and Merrill Lynch Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers.(3)

4.3
Registration Rights Agreement, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc., and Merrill Lynch Pierce, Fenner & Smith Incorporated as representatives of the initial purchasers.(4)

10.1
Collateral Agreement dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries party thereto, and Wilmington Trust Company, as collateral agent, (3)  as amended by Amendment No. 1 to Collateral Agreement, dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries party thereto, and Wilmington Trust Company, as collateral agent.(4)

10.2
Intercreditor Agreement dated as August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries named therein,(5) as amended by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011. (3)

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

(2)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

(3)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 26, 2011.

(4)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on February 10, 2011.

(5)	Incorporated by reference to the Registration Statement of Verso Paper Holdings LLC on Form S-4 (Registration No. 333-142283), as amended.

43