Form 10-Q
period 2011-06-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2011-08-11
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, Verso Paper Corp had 52,621,359 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$56,393	$152,780	$56,319	$152,706
Accounts receivable, net	135,012	107,008	135,138	107,012
Inventories	195,741	142,516	195,741	142,516
Prepaid expenses and other assets	5,461	3,806	5,424	3,792
Total current assets	392,607	406,110	392,622	406,026
Property, plant, and equipment, net	951,472	972,711	951,471	972,711
Reforestation	13,608	13,826	13,608	13,826
Intangibles and other assets, net	94,620	104,795	117,355	127,350
Goodwill	18,695	18,695	10,551	10,551
Total assets	$1,471,002	$1,516,137	$1,485,607	$1,530,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126,407	$123,874	$127,251	$124,774
Accrued liabilities	108,421	119,810	107,655	118,923
Total current liabilities	234,828	243,684	234,906	243,697
Long-term debt	1,257,591	1,228,611	1,199,015	1,172,736
Other liabilities	51,668	50,648	43,480	42,614
Total liabilities	1,544,087	1,522,943	1,477,401	1,459,047
Commitments and contingencies (Note 11)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,621,359 shares issued and outstanding on June 30,
2011, and 52,467,101 shares issued and outstanding on
December 31, 2010)	527	525	n/a	n/a
Paid-in-capital	215,356	214,050	319,983	318,690
Retained deficit	(274,020)	(205,127)	(296,829)	(231,019)
Accumulated other comprehensive loss	(14,948)	(16,254)	(14,948)	(16,254)
Total (deficit) equity	(73,085)	(6,806)	8,206	71,417
Total liabilities and equity	$1,471,002	$1,516,137	$1,485,607	$1,530,464

Included in the balance sheet line items above are related-party balances as follows (Note 9):
Accounts receivable	$13,023	$12,248	$13,149	$12,248
Intangibles and other assets, net	-	-	23,305	23,305
Accounts payable	1,022	808	1,022	808
Accrued liabilities	-	-	126	-
Long-term debt	-	-	23,305	23,305

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$398,779	$401,047	$815,371	$764,693
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	338,480	364,458	691,008	701,204
Depreciation, amortization, and depletion	31,645	32,787	62,992	64,929
Selling, general, and administrative expenses	21,667	16,559	40,301	32,828
Total operating expenses	391,792	413,804	794,301	798,961
Operating income (loss)	6,987	(12,757)	21,070	(34,268)
Interest income	(33)	(23)	(67)	(62)
Interest expense	31,552	31,872	63,941	64,194
Other, net	(236)	(223)	26,091	(467)
Loss before income taxes	(24,296)	(44,383)	(68,895)	(97,933)
Income tax benefit	-	-	(2)	-
Net loss	$(24,296)	$(44,383)	$(68,893)	$(97,933)

Loss per common share
Basic	$(0.46)	$(0.85)	$(1.31)	$(1.87)
Diluted	$(0.46)	$(0.85)	$(1.31)	$(1.87)
Weighted average common shares outstanding (in thousands)
Basic	52,623	52,466	52,577	52,423
Diluted	52,623	52,466	52,577	52,423
Included in the financial statement line items above are related-party transactions as follows (Note 9):
Net sales	$30,742	$38,866	$73,736	$71,020
Purchases included in cost of products sold	1,980	1,518	3,793	2,906

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$398,779	$401,047	$815,371	$764,693
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	338,480	364,458	691,008	701,204
Depreciation, amortization, and depletion	31,645	32,787	62,992	64,929
Selling, general, and administrative expenses	21,667	16,559	40,250	32,776
Total operating expenses	391,792	413,804	794,250	798,909
Operating income (loss)	6,987	(12,757)	21,121	(34,216)
Interest income	(412)	(23)	(824)	(62)
Interest expense	30,471	30,502	61,815	61,503
Other, net	(236)	(223)	25,940	(468)
Net loss	$(22,836)	$(43,013)	$(65,810)	$(95,189)

Included in the financial statement line items above are related-party transactions as follows (Note 9):
Net sales	$30,742	$38,866	$73,736	$71,020
Purchases included in cost of products sold	1,980	1,518	3,793	2,906
Interest income	(378)	-	(757)	-
Interest expense	378	-	757	-

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

					Accumulated
					Other
					Comprehensive	Total
	Common	Common	Paid-in-	Retained	Income	Equity
(Dollars and shares in thousands)	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2009	52,374	$524	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	(97,933)	-	(97,933)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $4.0 million
of net losses included in net loss	-	-	-	-	(2,054)	(2,054)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	-	-	937	937
Total other comprehensive loss	-	-	-	-	(1,117)	(1,117)
Comprehensive loss	-	-	-	(97,933)	(1,117)	(99,050)
Common stock issued for restricted stock	90	1	(1)	-	-	-
Stock option exercise	1	-	-	-	-	-
Equity award expense	-	-	797	-	-	797
Balance - June 30, 2010	52,465	$525	$213,177	$(171,978)	$(14,686)	$27,038

Balance - December 31, 2010	52,467	$525	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	-	-	-	(68,893)	-	(68,893)
Other comprehensive income (loss):
Net unrealized gains on derivative financial
instruments, net of reclassification of $1.9 million
of net losses included in net loss	-	-	-	-	521	521
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	-	-	785	785
Total other comprehensive income	-	-	-	-	1,306	1,306
Comprehensive income (loss)	-	-	-	(68,893)	1,306	(67,587)
Common stock issued for restricted stock	158	2	(2)	-	-	-
Stock option exercise	6	-	15	-	-	15
Cancellation of restricted stock	(10)	-	-	-	-	-
Equity award expense	-	-	1,293	-	-	1,293
Balance - June 30, 2011	52,621	$527	$215,356	$(274,020)	$(14,948)	$(73,085)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(Dollars in thousands)	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2009	$317,023	$(105,461)	$(13,569)	$197,993
Net loss	-	(95,189)	-	(95,189)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $4.0 million of net losses included in net loss	-	-	(2,054)	(2,054)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	937	937
Total other comprehensive loss	-	-	(1,117)	(1,117)
Comprehensive loss	-	(95,189)	(1,117)	(96,306)
Equity award expense	796	-	-	796
Balance - June 30, 2010	$317,819	$(200,650)	$(14,686)	$102,483

Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Net loss	-	(65,810)	-	(65,810)
Other comprehensive income (loss):
Net unrealized gains on derivative financial instruments, net of
reclassification of $1.9 million of net losses included in net loss	-	-	521	521
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	785	785
Total other comprehensive income	-	-	1,306	1,306
Comprehensive income (loss)	-	(65,810)	1,306	(64,504)
Equity award expense	1,293	-	-	1,293
Balance - June 30, 2011	$319,983	$(296,829)	$(14,948)	$8,206

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Cash Flows From Operating Activities:
Net loss	$(68,893)	$(97,933)	$(65,810)	$(95,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	62,992	64,929	62,992	64,929
Amortization of debt issuance costs	2,740	2,759	2,560	2,579
Accretion of discount on long-term debt	2,038	1,805	2,038	1,805
Loss (gain) on early extinguishment of debt	26,091	(253)	26,091	(254)
Loss (gain) on disposal of fixed assets	215	(107)	215	(107)
Equity award expense	1,293	797	1,293	796
Other - net	(439)	(745)	(439)	(745)
Changes in assets and liabilities:
Accounts receivable	(28,004)	(24,251)	(28,126)	(24,223)
Inventories	(53,225)	28,287	(53,225)	28,287
Prepaid expenses and other assets	(423)	12,407	(400)	11,807
Accounts payable	2,534	(1,993)	2,477	785
Accrued liabilities	(7,074)	(7,043)	(9,806)	(9,551)
Net cash used in operating activities	(60,155)	(21,341)	(60,140)	(19,081)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	182	268	182	268
Transfers from restricted cash, net	9,624	-	9,624	-
Capital expenditures	(40,006)	(22,447)	(40,006)	(22,447)
Net cash used in investing activities	(30,200)	(22,179)	(30,200)	(22,179)
Cash Flows From Financing Activities:
Proceeds from long-term debt	394,618	27,438	394,618	27,438
Debt issuance costs	(10,667)	(1,174)	(10,667)	(1,174)
Repayments of long-term debt	(389,998)	-	(389,998)	-
Proceeds from issuance of common stock	15	-	-	-
Net cash provided by (used in) financing activities	(6,032)	26,264	(6,047)	26,264
Change in cash and cash equivalents	(96,387)	(17,256)	(96,387)	(14,996)
Cash and cash equivalents at beginning of period	152,780	152,097	152,706	149,762
Cash and cash equivalents at end of period	$56,393	$134,841	$56,319	$134,766

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2011, AND DECEMBER 31, 2010, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

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

Included in these financial statements are the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of June 30, 2011, and for the three-month and six-month periods ended June 30, 2011 and 2010. The December 31, 2010, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their Annual Reports on Form 10-K for the year ended December 31, 2010.

2.	RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 220, Comprehensive Income. New authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2011-05) under Accounting Standards Codification, or “ASC”, Topic 220, Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter of 2012. The adoption of this new guidance will result in a change to the Company’s current presentation of comprehensive income but will have no impact on the Company’s financial condition, results of operations, or cash flows.

ASC Topic 310, Receivables.  New authoritative accounting guidance (ASU No. 2010-20) under ASC Topic 310, Receivables, requires more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, and impaired, modified, non-accrual and past-due loan information.  ASU 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011.  Since this new guidance under ASC Topic 310 only affects disclosure requirements and since all of the Company’s trade accounts receivable are short-term, the adoption of the new guidance under ASC Topic 310 had no impact on the Company’s consolidated financial statements or disclosures.

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

ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative accounting guidance (ASU No. 2010-06) under ASC Topic 820, Fair Value Measurements and Disclosures,  provides guidance relating to fair value measurement disclosures. Specifically, companies are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This guidance was effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which was effective for interim or annual reporting periods beginning after December 15, 2010. Since this new guidance only affects disclosure requirements, the Company’s adoption of the initial requirements for the quarterly period ended March 31, 2010, and the Company’s adoption of the remaining provisions for the quarterly period ended March 31, 2011, had no impact on the Company’s consolidated financial statements.

Other new accounting pronouncements issued but not effective until after June 30, 2011, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income (loss) available to common shareholders	$(24,296)	$(44,383)	$(68,893)	$(97,933)

Weighted average common stock outstanding	52,163	52,047	52,162	52,047
Weighted average restricted stock	460	419	415	376
Weighted average common shares outstanding - basic	52,623	52,466	52,577	52,423
Dilutive shares from stock options	-	-	-	-
Weighted average common shares outstanding - diluted	52,623	52,466	52,577	52,423

Basic earnings (loss) per share	$(0.46)	$(0.85)	$(1.31)	$(1.87)

Diluted earnings (loss) per share	$(0.46)	$(0.85)	$(1.31)	$(1.87)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2011 or 2010.

For the three months ended June 30, 2011, 1,793,611 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.91 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the six months ended June 30, 2011, 1,672,795 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.75 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three months ended June 30, 2010, 1,426,659 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $2.76 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the six months ended June 30, 2010, 1,301,777 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $3.35 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Raw materials	$31,076	$27,709
Woodyard logs	4,103	3,863
Work-in-process	16,986	16,416
Finished goods	116,753	67,817
Replacement parts and other supplies	26,823	26,711
Inventories	$195,741	$142,516

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

On June 30, 2011, the Company had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Asset retirement obligations, January 1	$13,660	$13,300
Accretion expense	417	411
Settlement of existing liabilities	(104)	(297)
Adjustment to existing liabilities	(1,032)	807
Asset retirement obligations, June 30	$12,941	$14,221

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.    For the three-month and six-month periods ended June 30, 2011, interest costs of $0.7 million and $1.4 million, respectively, were capitalized. For both the three-month and six-month periods ended June 30, 2010, interest costs of $0.3 million were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.2 million and $62.1 million for the three-month and six-month periods ended June 30, 2011, respectively, compared to $32.1 million and $63.5 million for the three-month and six-month periods ended June 30, 2010, respectively.

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $6.2 million on
June 30, 2011, and $5.7 million on December 31, 2010	$7,095	$7,570	$7,095	$7,570
Patents, net of accumulated amortization of $0.6 million on June 30, 2011,
and $0.5 million on December 31, 2010	583	641	583	641
Total amortizable intangible assets	7,678	8,211	7,678	8,211
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $15.2 million on June 30,
2011, and $19.9 million on December 31, 2010, for Verso Paper, and net of accumulated amortization of $13.6 million on June 30, 2011,
and $18.5 million on December 31, 2010, for Verso Holdings	27,006	25,550	26,436	24,800
Deferred major repair	12,327	12,009	12,327	12,009
Deferred software cost, net of accumulated amortization of $0.5 million on
June 30, 2011, and $0.8 million on December 31, 2010	252	414	252	414
Replacement parts, net	3,813	4,535	3,813	4,535
Loan to affiliate	-	-	23,305	23,305
Restricted cash	17,775	27,399	17,775	27,399
Other	4,296	5,204	4,296	5,204
Total other assets	65,469	75,111	88,204	97,666
Intangibles and other assets	$94,620	$104,795	$117,355	$127,350

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Intangible amortization	$266	$287	$532	$632
Software amortization	63	315	162	670

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2011	$532
2012	915
2013	815
2014	715
2015	615

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:
		June 30, 2011			December 31, 2010
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	300,821	337,050	332,135	384,125
9.13% Second Priority Senior Secured Notes	8/1/2014	9.13%	-	-	337,080	347,192
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,673	399,960	-	-
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.02%	180,216	173,007	180,216	162,194
11.38% Senior Subordinated Notes	8/1/2016	11.38%	300,000	279,000	300,000	300,750
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			1,199,015	1,212,322	1,172,736	1,217,566
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.65%	81,881	74,921	79,180	76,409
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Eliminate loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total debt for Verso Paper Corp.			$1,257,591	$1,263,938	$1,228,611	$1,270,670
(1) Par value of $315,000 on June 30, 2011, and $350,000 on December 31, 2010.
(2) Par value of $396,000 on June 30, 2011.

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense	$30,946	$30,771	$62,593	$61,776
Cash interest paid	2,294	2,225	57,850	58,099
Debt issuance cost amortization(1)	1,272	1,405	2,740	2,759
	VERSO HOLDINGS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense	$29,954	$29,491	$60,647	$59,265
Cash interest paid	2,673	2,225	58,485	58,099
Debt issuance cost amortization(1)	1,182	1,315	2,560	2,579
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $40.9 million in letters of credit issued, and $159.1 million available for future borrowing as of June 30, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% and/or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

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

The net proceeds from the issuance of the 8.75% second priority senior secured notes on January 26, 2011, after deducting the discount, underwriting fees and offering expenses, were $347.9 million.  On January 26, 2011, and February 9, 2011, Verso Holdings used a total of $326.1 million of the net proceeds to repurchase and retire a total of $310.5 million aggregate principal amount of its 9.13% second priority senior secured fixed rate notes due 2014 pursuant to a tender offer.  On March 11, 2011, Verso Holdings used an additional $27.8 million of the net proceeds and available cash to redeem the remaining outstanding $26.6 million aggregate principal amount of its 9.13% second priority senior secured fixed rate notes due 2014.  Following such repurchases and redemption, there are no longer any outstanding 9.13% second priority senior secured fixed rate notes due 2014, and Verso Holdings recognized a total loss of $22.5 million, including the write-off of unamortized debt issuance costs. The net proceeds from the issuance of the 8.75% second priority senior secured notes on February 10, 2011, including a premium and after deducting the underwriting fees and offering expenses, were $36.1 million.  On March 14, 2011, Verso Holdings used the net proceeds to redeem and retire $35 million aggregate principal amount of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of March 31, 2011, Verso Holdings has repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of June 30, 2011, the interest rate on the notes was 4.02% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

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

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, has $81.9 million outstanding on its senior unsecured term loan.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of June 30, 2011, the weighted-average interest rate on the loan was 6.65% per year.  Verso Finance elected to exercise the PIK option for $2.7 million and $2.5 million of interest payments due in the first six months of 2011 and 2010, respectively.  The loan matures on February 1, 2013.

As of June 30, 2011, we were in compliance with the covenants in our debt agreements.

6. RETIREMENT PLANS

Pension Plan

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees at the Androscoggin, Bucksport, and Sartell mills hired prior to July 1, 2004.  These employees generally are eligible to participate in the plan upon completion of one year of service and attainment of age 21.  Employees hired after June 30, 2004, who are not eligible for this pension plan receive an additional company contribution to their savings plan. The pension plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,673	$1,527	$3,347	$3,054
Interest cost	630	522	1,261	1,044
Expected return on plan assets	(644)	(463)	(1,289)	(925)
Amortization of prior service cost	294	446	588	892
Amortization of actuarial loss	99	23	197	45
Net periodic benefit cost	$2,052	$2,055	$4,104	$4,110

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  For the three months ended June 30, 2011, the Company made contributions of $1.8 million attributable to the 2011 plan year.  For the six months ended June 30, 2011, contributions totaled $3.3 million, with $1.8 million attributable to the 2011 plan year and $1.5 million attributable to the 2010 plan year.  The Company made an additional contribution of $0.6 million in July 2011 attributable to the 2011 plan year.  For the three months and six months ended June 30, 2010, the Company made contributions of $1.5 million attributable to the 2010 plan year.  The Company expects to make additional contributions of approximately $5.6 million in 2011.

The Company’s targeted pension fund asset allocation was updated during the second quarter of 2011. The current target and actual asset allocation as of June 30, 2011, and the historical target and actual asset allocation as of December 31, 2010, are provided in the table below. The targeted allocation is consistent with the Company’s primary investment objective of ensuring, over the long-term life of the pension plan, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plan seeks to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.

	Allocation of Plan Assets
	2011		2010
	Targeted	Allocation on	Targeted	Allocation on
	Allocation	June 30, 2011	Allocation	December 31, 2010
Other securities:	70% - 80%		52.0%
Corporate/ Government bond fund		63.8%		43.1%
Fixed income fund		6.6		3.9
Real estate fund		1.0		-
Equity securities:	20% - 30%		48.0%
Large capital equity		19.2%		29.3%
International equity		6.3		18.2
Small capital equity		2.9		5.5
Commodity securities		0.2		-

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of June 30, 2011, and December 31, 2010.

(Dollars in thousands)	Total	Level 1	Level 2 (1)	Level 3
June 30, 2011
Other securities:
Corporate/ Government bond fund	$21,063	$-	$21,063	$-
Fixed income fund	2,163	-	2,163	-
Real estate fund	326	-	326	-
Equity securities:
Large capital equity	6,339	-	6,339	-
International equity	2,092	-	2,092	-
Small capital equity	963	-	963	-
Commodity securities	64	-	64	-
Total assets at fair value	$33,010	$-	$33,010	$-
December 31, 2010
Other securities:
Corporate/ Government bond fund	$12,610	$-	$12,610	$-
Fixed income fund	1,152	-	1,152	-
Equity securities:
Large capital equity	8,583	-	8,583	-
International equity	5,318	-	5,318	-
Small capital equity	1,595	-	1,595	-
Total assets at fair value	$29,258	$-	$29,258	$-
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

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	June 30, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(Dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815

Short-term, fixed price energy swaps - MMBtu's	9,098,973	$187	$2,201	5,748,733	$142	$2,505	Other assets/ Accrued liabilties

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Loss Recognized		Loss Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
			Six Months Ended		Loss on
	June 30,	December 31,	June 30,		Statements
(Dollars in thousands)	2011	2010	2011	2010	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps(1)	$(1,958)	$(2,476)	$(1,855)	$(3,714)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed	-	-	-	(281)	Interest expense
(1)	Net losses at June 30, 2011, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 23 months.

			Loss Recognized
	Loss Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Loss on
	Six Months Ended June 30,				Statements
(Dollars in thousands)	2011	2010	2011	2010	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(404)	$(48)	$(54)	$(17)	Cost of products sold

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

▪	Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2011
Assets:
Commodity swaps	$187	$-	$187	$-
Deferred compensation assets	2,749	2,749	-	-
Regional Greenhouse Gas Initiative carbon credits	338	-	338	-
Liabilities:
Commodity swaps	$2,201	$-	$2,201	$-
Deferred compensation liabilities	2,749	2,749	-	-
December 31, 2010
Assets:
Commodity swaps	$142	$-	$142	$-
Deferred compensation assets	1,547	1,547	-	-
Regional Greenhouse Gas Initiative carbon credits	334	-	334	-
Liabilities:
Commodity swaps	$2,505	$-	$2,505	$-
Deferred compensation liabilities	1,547	1,547	-	-
Fair values are based on observable market data.

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the six months ended June 30, 2011 or 2010.

9. RELATED PARTY TRANSACTIONS

Sales to and Purchases from xpedx and International Paper

The Company had net sales to xpedx, a subsidiary of International Paper, and its affiliated companies of approximately $30.7 million  and $73.7 million for the three-month and six-month periods ended June 30, 2011, respectively, compared to $38.8 million and $71.0 million for the three-month and six-month periods ended June 30, 2010, respectively.  For the first half of 2011 and 2010, sales to xpedx and its affiliated companies accounted for approximately 9% of the Company’s net sales.  The Company had purchases from related parties, primarily xpedx and its affiliated companies, of approximately $2.0 million and $3.8 million, respectively, included in cost of products sold for the three-month and six-month periods ended June 30, 2011, respectively, compared to $1.5 million and $2.9 million for the three-month and six-month periods ended June 30, 2010, respectively.

Management Agreement

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

Distributions to Verso Finance

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $2.7 million and $2.5 million of interest payments due in the first half of 2011 and 2010, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings.  Verso Holdings has no obligation to make distributions to Verso Finance.

Verso Quinnesec Renewable Energy Project

On December 29, 2010, Verso Quinnesec REP LLC, a wholly-owned subsidiary, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund”, a consolidated variable interest entity (see Note 10 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested in the $23.3 million aggregate principal amount of a 6.50% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain Community Development Entities, who, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at Verso Holdings’ mill in Quinnesec, Michigan.  As of June 30, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the three-month and six-month periods ended June 30, 2011, Verso Holdings received interest payments of $0.3 million and $0.6 million, respectively, from Verso Finance; and the Investment Fund made interest payments of $0.3 million and $0.6 million, respectively, to Verso Finance.

Verso Paper Corp.

As of June 30, 2011 and 2010, respectively, Verso Holdings had $0.8 million and $0.5 million in current payables due to Verso Paper.

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

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested by Verso Holdings on behalf of Verso Finance in the $23.3 million aggregate principal amount of a 6.50% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of the Company, as partial financing for the renewable energy project.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) are restricted for use on the renewable energy project.  The loan from Verso Holdings to Verso Finance bears interest and payments on such loan will be made as Verso Finance receives returns on its investment in the Investment Fund.  Restricted cash of $15.1 million and $25.0 million, respectively, held by Verso Quinnesec REP LLC at June 30, 2011, and December 31, 2010, after qualifying capital expenditures, is included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of June 30, 2011 and December 31, 2010:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Maximum loss exposure	$117	$110	$117	$110
Current assets	$32	$25	$32	$25
Other noncurrent assets (restricted cash)	85	85	85	85
Total assets	$117	$110	$117	$110
Current liabilities	29	12	156	17
Other noncurrent liabilities	7,923	7,712	7,923	7,712
Total liabilities	$7,952	$7,724	$8,079	$7,729
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

11. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets and the Company accounts for this investment under the proportional consolidation method.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of June 30, 2011, the Company had $0.2 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2011 and 2010:

	VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net Sales:
Coated and supercalendered	$320,652	$316,795	$672,342	$619,573
Hardwood market pulp	36,206	41,572	71,943	78,986
Other	41,921	42,680	71,086	66,134
Total	$398,779	$401,047	$815,371	$764,693
Operating Income (Loss):
Coated and supercalendered	$4,630	$(21,425)	$12,803	$(47,095)
Hardwood market pulp	7,051	13,536	16,315	21,168
Other	(4,694)	(4,868)	(8,048)	(8,341)
Total	$6,987	$(12,757)	$21,070	$(34,268)
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$24,803	$25,281	$49,919	$51,089
Hardwood market pulp	4,194	4,688	8,477	9,341
Other	2,648	2,818	4,596	4,499
Total	$31,645	$32,787	$62,992	$64,929
Capital Spending:
Coated and supercalendered	$18,396	$11,258	$27,561	$17,569
Hardwood market pulp	8,237	2,251	12,098	3,924
Other	131	503	347	954
Total	$26,764	$14,012	$40,006	$22,447

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net Sales:
Coated and supercalendered	$320,652	$316,795	$672,342	$619,573
Hardwood market pulp	36,206	41,572	71,943	78,986
Other	41,921	42,680	71,086	66,134
Total	$398,779	$401,047	$815,371	$764,693
Operating Income (Loss):
Coated and supercalendered	$4,630	$(21,425)	$12,854	$(47,043)
Hardwood market pulp	7,051	13,536	16,315	21,168
Other	(4,694)	(4,868)	(8,048)	(8,341)
Total	$6,987	$(12,757)	$21,121	$(34,216)
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$24,803	$25,281	$49,919	$51,089
Hardwood market pulp	4,194	4,688	8,477	9,341
Other	2,648	2,818	4,596	4,499
Total	$31,645	$32,787	$62,992	$64,929
Capital Spending:
Coated and supercalendered	$18,396	$11,258	$27,561	$17,569
Hardwood market pulp	8,237	2,251	12,098	3,924
Other	131	503	347	954
Total	$26,764	$14,012	$40,006	$22,447

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

Verso Holdings,  the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11.5% senior secured notes due 2014, 8.75% second priority senior secured notes due 2019, second priority senior secured floating rate notes due 2014, and 11.38% senior subordinated notes due 2016 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$392,590	$-	$32	$-	$392,622
Property, plant, and equipment, net	-	-	933,298	18,461	-	(288)	951,471
Intercompany/affiliate receivable	1,250,004	-	3,038	-	31,153	(1,284,195)	-
Investment in subsidiaries	(17,393)	-	252	-	-	17,141	-
Non-current assets(1)	-	-	125,454	15,975	58	27	141,514
Total assets	$1,232,611	$-	$1,454,632	$34,436	$31,243	$(1,267,315)	$1,485,607
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$48,695	$-	$186,062	$-	$156	$(7)	$234,906
Intercompany/affiliate payable	-	-	1,250,004	34,184	-	(1,284,188)	-
Long-term debt(2)	1,175,710	-	-	-	23,305	-	1,199,015
Other long-term liabilities	-	-	35,557	-	7,923	-	43,480
Member's equity	8,206	-	(16,991)	252	(141)	16,880	8,206
Total liabilities and equity	$1,232,611	$-	$1,454,632	$34,436	$31,243	$(1,267,315)	$1,485,607
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

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$398,779	$-	$-	$-	$398,779
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	338,480	-	-	-	338,480
Depreciation, amortization, and depletion	-	-	31,639	6	13	(13)	31,645
Selling, general, and administrative expenses	-	-	21,696	(37)	8	-	21,667
Interest income	(30,736)	-	(386)	(26)	(386)	31,122	(412)
Interest expense	30,736	-	30,352	126	379	(31,122)	30,471
Other, net	(1)	-	(235)	-	-	-	(236)
Equity in net loss of subsidiaries	(22,837)	-	-	-	-	22,837	-
Net loss	$(22,836)	$-	$(22,767)	$(69)	$(14)	$22,850	$(22,836)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$815,371	$-	$-	$-	$815,371
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	691,008	-	-	-	691,008
Depreciation, amortization, and depletion	-	-	62,980	12	27	(27)	62,992
Selling, general, and administrative expenses	-	-	40,202	(61)	109	-	40,250
Interest income	(62,517)	-	(782)	(42)	(773)	63,290	(824)
Interest expense	62,517	-	61,310	520	758	(63,290)	61,815
Other, net	26,091	-	(151)	-	-	-	25,940
Equity in net loss of subsidiaries	(39,719)	-	-	-	-	39,719	-
Net loss	$(65,810)	$-	$(39,196)	$(429)	$(121)	$39,746	$(65,810)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$401,047	$-	$-	$-	$401,047
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	364,458	-	-	-	364,458
Depreciation, amortization, and depletion	-	-	32,787	-	-	-	32,787
Selling, general, and administrative expenses	-	-	16,559	-	-	-	16,559
Interest income	(30,795)	-	(23)	-	-	30,795	(23)
Interest expense	30,795	-	30,502	-	-	(30,795)	30,502
Other, net	-	-	(223)	-	-	-	(223)
Equity in net loss of subsidiaries	(43,013)	-	-	-	-	43,013	-
Net loss	$(43,013)	$-	$(43,013)	$-	$-	$43,013	$(43,013)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$764,693	$-	$-	$-	$764,693
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	701,204	-	-	-	701,204
Depreciation, amortization, and depletion	-	-	64,929	-	-	-	64,929
Selling, general, and administrative expenses	-	-	32,776	-	-	-	32,776
Interest income	(61,288)	-	(62)	-	-	61,288	(62)
Interest expense	61,288	-	61,503	-	-	(61,288)	61,503
Other, net	(255)	-	(468)	-	-	255	(468)
Equity in net loss of subsidiaries	(95,189)	-	-	-	-	95,189	-
Net loss	$(94,934)	$-	$(95,189)	$-	$-	$94,934	$(95,189)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(58,815)	$(1,345)	$20	$-	$(60,140)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	182	-	-	-	182
Transfers to (from) restricted cash	-	-	(310)	9,934	-	-	9,624
Capital expenditures	-	-	(31,654)	(8,352)	-	-	(40,006)
Net cash used in investing activities	-	-	(31,782)	1,582	-	-	(30,200)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,582)	-	152	(237)	-	-	(10,667)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(384,036)	-	384,036	-	-	-	-
Net cash used in financing activities	-	-	(5,810)	(237)	-	-	(6,047)
Change in cash and cash equivalents	-	-	(96,407)	-	20	-	(96,387)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$56,295	$-	$24	$-	$56,319

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(19,081)	$-	$-	$-	$(19,081)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	268	-	-	-	268
Capital expenditures	-	-	(22,447)	-	-	-	(22,447)
Net cash used in investing activities	-	-	(22,179)	-	-	-	(22,179)
Cash flows from financing activities:
Debt issuance costs	(1,174)	-	-	-	-	-	(1,174)
Advances to subsidiaries	(26,264)	-	26,264	-	-	-	-
Proceeds from long-term debt	27,438	-	-	-	-	-	27,438
Net cash provided by financing activities	-	-	26,264	-	-	-	26,264
Change in cash and cash equivalents	-	-	(14,996)	-	-	-	(14,996)
Cash and cash equivalents at beginning of period	-	-	149,762	-	-	-	149,762
Cash and cash equivalents at end of period	$-	$-	$134,766	$-	$-	$-	$134,766

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

Financial Summary

Our net sales for the second quarter of 2011 decreased $2.3 million, or 0.6%, as sales volume decreased 12.2% compared to a very strong second quarter of 2010.  The lower sales volume was largely offset by a 13.2% increase in the average sales price for all of our products.  The improvement in our average sales price primarily reflects price increases that went into effect during 2010.  We announced additional price increases for our core products of $40 per ton, effective April 1, 2011.  Verso’s gross margin, excluding depreciation, amortization, and depletion, was 15.1% for the second quarter of 2011 compared to 9.1% for the same period in 2010.  The year-over-year improvement in gross margin reflects the higher averages sales price in the second quarter of 2011.

We continue to develop and execute our renewable energy strategy.  All of our previously announced energy projects are on schedule, and we expect to realize a positive annual impact of $50 million to consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization, or “EBITDA,” beginning in the fourth quarter of 2012.  Our capital expenditures increased to $40.0 million in the first half of 2011 compared to $22.4 million in the same period last year, reflecting our investment in these projects.  Approximately $9.9 million of the capital expenditures in 2011 were funded from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan.

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

VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net sales	$398,779	$401,047	$815,371	$764,693
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	338,480	364,458	691,008	701,204
Depreciation, amortization, and depletion	31,645	32,787	62,992	64,929
Selling, general, and administrative expenses	21,667	16,559	40,301	32,828
Total operating expenses	391,792	413,804	794,301	798,961
Operating income (loss)	6,987	(12,757)	21,070	(34,268)
Interest income	(33)	(23)	(67)	(62)
Interest expense	31,552	31,872	63,941	64,194
Other, net	(236)	(223)	26,091	(467)
Loss before income taxes	(24,296)	(44,383)	(68,895)	(97,933)
Income tax benefit	-	-	(2)	-
Net loss	$(24,296)	$(44,383)	$(68,893)	$(97,933)

VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net sales	$398,779	$401,047	$815,371	$764,693
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	338,480	364,458	691,008	701,204
Depreciation, amortization, and depletion	31,645	32,787	62,992	64,929
Selling, general, and administrative expenses	21,667	16,559	40,250	32,776
Total operating expenses	391,792	413,804	794,250	798,909
Operating income (loss)	6,987	(12,757)	21,121	(34,216)
Interest income	(412)	(23)	(824)	(62)
Interest expense	30,471	30,502	61,815	61,503
Other, net	(236)	(223)	25,940	(468)
Net loss	$(22,836)	$(43,013)	$(65,810)	$(95,189)

Second Quarter of 2011 Compared to Second Quarter of 2010

Net Sales.  Net sales for the second quarter of 2011 decreased 0.6% to $398.8 million from $401.1 million in the second quarter of 2010.  Total sales volume decreased 12.2% in the second quarter of 2011 compared to a strong second quarter in 2010.  The lower sales volume was largely offset by a 13.2% increase in the average sales price for all of our products, reflecting price increases implemented during 2010 and the second quarter of 2011.

Net sales for our coated and supercalendered papers segment increased 1.2% in the second quarter of 2011 to $320.7 million from $316.8 million for the same period in 2010, as the average paper sales price per ton increased 15.3% and paper sales volume decreased 12.2% compared to the second quarter of 2010.

Net sales for our market pulp segment decreased 12.9% to $36.2 million in the second quarter of 2011 from $41.6 million for the same period in 2010.  This decline reflects a 7.0% decrease in the average sales price per ton combined with a 6.4% drop in sales volume from the second quarter of 2010.

Net sales for our other segment decreased 1.8% in the second quarter of 2011 to $41.9 million from $42.7 million in the second quarter of 2010.  The decline in net sales reflects an 18.9% decrease in sales volume while the average sales price per ton increased 21.1% compared to the second quarter of 2010, reflecting a change in the mix of products sold.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $370.1 million in the second quarter of 2011 compared to $397.2 million in 2010.  Our gross margin, excluding depreciation, amortization, and depletion, improved to 15.1% for the second quarter of 2011 from 9.1% for the second quarter of 2010, reflecting higher average sales prices during the second quarter of 2011.  Depreciation, amortization, and depletion expenses were $31.6 million in the second quarter of 2011 compared to $32.8 million in the second quarter of 2010.

Selling, general, and administrative.  Selling, general, and administrative expenses increased to $21.7 million in the second quarter of 2011 from $16.6 million for the same period in 2010. This increase includes certain non-recurring costs including professional fees and severance.

Interest expense.  Verso Paper’s interest expense for the second quarter of 2011 was $31.6 million compared to $31.9 million for the same period in 2010.  Verso Holdings’ interest expense was $30.5 million for the second quarter of 2011 and the second quarter of 2010.

First Six Months of 2011 Compared to First Six Months of 2010

Net Sales.  Net sales for the six months ended June 30, 2011, increased 6.6% to $815.4 million from $764.7 million as the average sales price per ton for all of our products increased 13.1%, reflecting price increases implemented during 2010 and the beginning of the second quarter of 2011.  This positive impact was partially offset by a 5.8% decline in total sales volume compared to last year.

Net sales for our coated and supercalendered papers segment increased 8.5% to $672.4 million for the six months ended June 30, 2011, from $619.6 million for the six months ended June 30, 2010.  This improvement reflects a 14.1% increase in the average paper sales price per ton while paper sales volume for the six months ended June 30, 2011, decreased 4.9% compared to the same period last year.

Net sales for our market pulp segment decreased 8.9% to $71.9 million for the six months ended June 30, 2011, from $79.0 million for the same period in 2010.  This decrease was due to a 9.0% decrease in sales volume for the six months ended June 30, 2011, while the average sales price per ton remained relatively flat compared to the six months ended June 30, 2010.

Net sales for our other segment increased 7.5% to $71.1 million for the six months ended June 30, 2011, from $66.1 million for the six months ended June 30, 2010.  The improvement in 2011 is due to an 18.6% increase in the average sales price per ton.   Partially offsetting this increase was a 9.4% decrease in sales volume for the six months ended June 30, 2011, compared to the same period in 2010.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, decreased 1.6% to $754.0 million for the six months ended June 30, 2011, compared to $766.1 million for the same period last year.  Our gross margin, excluding depreciation, amortization, and depletion, improved to 15.3% for the six months ended June 30, 2011, from 8.3% for the six months ended June 30, 2010, reflecting higher average sales prices during 2011.  Depreciation, amortization, and depletion expenses were $63.0 million for the six months ended June 30, 2011, compared to $64.9 million for the six months ended June 30, 2010.

Selling, general, and administrative.  Selling, general, and administrative expenses increased to $40.3 million for the six months ended June 30, 2011, from $32.8 million for the same period in 2010.  This increase includes certain non-recurring costs including professional fees and severance.

Interest expense.  Verso Paper’s interest expense for the six months ended June 30, 2011, was $64.0 million compared to $64.2 million for the same period in 2010.  Verso Holdings’ interest expense for the six months ended June 30, 2011, was $61.8 million compared to $61.5 million for the same period in 2010.

Other, net.  Verso Paper had a net loss of $26.1 million in other, net for the six months ended June 30, 2011 compared to a net gain of $0.5 million for the six months ended June 30, 2010. Verso Holdings had a net loss of $25.9 million in other, net for the six months ended June 30, 2011 compared to a net gain of $0.5 million for the six months ended June 30, 2010.  Included in the results for 2011 were $26.1 million in pre-tax net losses related to the early retirement of debt in connection with our debt refinancing.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of June 30, 2011, $159.1 million was available for future borrowing under our revolving credit facility.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $40 million in cost reductions and continues to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$(60,155)	$(21,341)	$(60,140)	$(19,081)
Investing activities	(30,200)	(22,179)	(30,200)	(22,179)
Financing activities	(6,032)	26,264	(6,047)	26,264
Net change in cash and cash equivalents	$(96,387)	$(17,256)	$(96,387)	$(14,996)

Operating activities.  In the first half of 2011, Verso Paper’s net cash used in operating activities of $60.2 million reflects a net loss of $68.9 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt of $93.9 million and an increase in working capital of $88.5 million, which was primarily due to normal seasonal increases in inventory and accounts receivable.  In the first half of 2010, Verso Paper’s net cash used in operating activities of $21.3 million was primarily attributable to net losses of $97.9 million adjusted for non-cash depreciation, amortization, depletion and accretion charges of $69.5 million.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first half of 2011, Verso Paper’s net cash used in investing activities of $30.2 million reflects $40.0 million in capital expenditures net of $9.9 million in funds transferred from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan. This compares to $22.2 million of net cash used in investing activities due to investments in capital expenditures in the first half of 2010. The increase in capital expenditures reflects our investment in various renewable energy projects. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first half of 2011, Verso Paper’s net cash used in financing activities was $6.0 million, reflecting cash payments of $390.0 million to repurchase $337.1 million of our 9.13% second priority senior secured notes and $35.0 million of our 11.5% first priority senior secured notes and pay related fees and charges, net of $384.0 million in cash received from the issuance of $396.0 million aggregate principal amount of 8.75% second priority senior secured notes net of discount, underwriting fees and issuance costs.  Verso Paper’s net cash provided by financing activities was $26.3 million for the first half of 2010, reflecting the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  Verso Holdings’ financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $40.9 million in letters of credit issued and $159.1 million available for future borrowing as of June 30, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% and/or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350 million aggregate principal amount of 11.5% senior secured notes due 2014.  In March 2011, Verso Holdings repurchased and retired a total of $35 million aggregate principal amount of these notes.  The notes bear interest, payable semi-annually, at the rate of 11.5% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The notes mature on July 1, 2014.

8.75% Second Priority Senior Secured Notes due 2019.  In January 2011 and February 2011, Verso Holdings issued a total of $396 million aggregate principal amount of 8.75% second priority senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates. The notes mature on February 1, 2019.

Verso Holdings used the net proceeds from the issuance of the 8.75% second priority senior secured notes in January 2011, plus available cash, to repurchase or redeem, and retire all of its 9.13% second priority senior secured fixed rate notes due 2014.  Verso Holdings used the net proceeds from the issuance of the 8.75% second priority senior secured notes in February 2011 to redeem and retire $35 million aggregate principal amount of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of June 30, 2011, Verso Holdings has repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of June 30, 2011, the interest rate on the notes was 4.02% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

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

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, has $81.9 million outstanding on its senior unsecured term loan.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of June 30, 2011, the weighted-average interest rate on the loan was 6.65% per year.  Verso Finance elected to exercise the PIK option for $2.7 million and $2.5 million of interest payments due in the first half of 2011 and 2010, respectively.  The loan matures on February 1, 2013.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of June 30, 2011, we were in compliance with the covenants in our debt agreements.

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

Recent Accounting Developments

ASC Topic 220, Comprehensive Income. New authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2011-05) under Accounting Standards Codification, or “ASC”, Topic 220, Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter of 2012. The adoption of this new guidance will result in a change to the Company’s current presentation of comprehensive income but will have no impact on the Company’s financial condition, results of operations, or cash flows.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  During the first half of 2011, Quad/Graphics accounted for approximately 10% of our total net sales, and xpedx, a subsidiary of International Paper, and its affiliated companies accounted for approximately 9% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of June 30, 2011.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of June 30, 2011, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of June 30, 2011, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of June 30, 2011, we had net unrealized losses of $2.0 million on open commodity contracts with maturities of one to 23 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $4.3 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_____________________
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

Date: August 11, 2011
VERSO PAPER CORP.

By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: August 11, 2011
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
____________________

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