Form 10-Q
period 2011-09-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2011-11-07
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, Verso Paper Corp had 52,605,314 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

Entity Names and Organization

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance One” refers to Verso Paper Finance Holdings One LLC; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$51,779	$152,780	$51,705	$152,706
Accounts receivable, net	124,700	107,008	124,826	107,012
Inventories	199,450	142,516	199,450	142,516
Prepaid expenses and other assets	7,659	3,806	7,659	3,792
Total current assets	383,588	406,110	383,640	406,026
Property, plant, and equipment, net	949,412	972,711	949,412	972,711
Reforestation	13,678	13,826	13,677	13,826
Intangibles and other assets, net	85,144	104,795	107,969	127,350
Goodwill	18,695	18,695	10,551	10,551
Total assets	$1,450,517	$1,516,137	$1,465,249	$1,530,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128,129	$123,874	$128,921	$124,774
Accrued liabilities	90,626	119,810	89,751	118,923
Total current liabilities	218,755	243,684	218,672	243,697
Long-term debt	1,260,015	1,228,611	1,200,046	1,172,736
Other liabilities	47,962	50,648	39,775	42,614
Total liabilities	1,526,732	1,522,943	1,458,493	1,459,047
Commitments and contingencies (Note 11)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,630,965 shares issued and 52,605,314 outstanding on
September 30, 2011, and 52,467,101 shares issued and outstanding
on December 31, 2010)	526	525	n/a	n/a
Treasury stock -- at cost (25,651 shares on September 30, 2011)	(53)	-	n/a	n/a
Paid-in-capital	215,894	214,050	320,519	318,690
Retained deficit	(274,367)	(205,127)	(295,548)	(231,019)
Accumulated other comprehensive loss	(18,215)	(16,254)	(18,215)	(16,254)
Total (deficit) equity	(76,215)	(6,806)	6,756	71,417
Total liabilities and equity	$1,450,517	$1,516,137	$1,465,249	$1,530,464

Included in the balance sheet line items above are related-party balances as follows (Note 9):
Accounts receivable	$15,148	$12,248	$15,274	$12,248
Intangibles and other assets, net	-	-	23,305	23,305
Accounts payable	766	808	766	808
Accrued liabilities	-	-	126	-
Long-term debt	-	-	23,305	23,305

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$456,836	$432,939	$1,272,207	$1,197,632
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	375,554	371,907	1,066,562	1,073,111
Depreciation, amortization, and depletion	31,190	31,642	94,182	96,571
Selling, general, and administrative expenses	19,490	16,437	59,791	49,265
Total operating expenses	426,234	419,986	1,220,535	1,218,947
Operating income (loss)	30,602	12,953	51,672	(21,315)
Interest income	(12)	(32)	(79)	(94)
Interest expense	30,859	32,188	94,800	96,382
Other, net	(44)	(71)	26,047	(538)
Loss before income taxes	(201)	(19,132)	(69,096)	(117,065)
Income tax expense	146	-	144	-
Net loss	$(347)	$(19,132)	$(69,240)	$(117,065)

Loss per common share
Basic	$(0.01)	$(0.36)	$(1.32)	$(2.23)
Diluted	(0.01)	(0.36)	(1.32)	(2.23)
Weighted average common shares outstanding (in thousands)
Basic	52,620	52,466	52,592	52,438
Diluted	52,620	52,466	52,592	52,438
Included in the financial statement line items above are related-party transactions as follows (Note 9):
Net sales	$43,668	$58,645	$117,404	$129,665
Purchases included in cost of products sold	1,817	1,632	5,610	4,538

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net sales	$456,836	$432,939	$1,272,207	$1,197,632
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	375,554	371,907	1,066,562	1,073,111
Depreciation, amortization, and depletion	31,190	31,642	94,182	96,571
Selling, general, and administrative expenses	19,489	16,436	59,739	49,212
Total operating expenses	426,233	419,985	1,220,483	1,218,894
Operating income (loss)	30,603	12,954	51,724	(21,262)
Interest income	(391)	(32)	(1,215)	(94)
Interest expense	29,757	30,763	91,572	92,266
Other, net	(44)	(71)	25,896	(539)
Net income (loss)	$1,281	$(17,706)	$(64,529)	$(112,895)

Included in the financial statement line items above are related-party transactions as follows (Note 9):
Net sales	$43,668	$58,645	$117,404	$129,665
Purchases included in cost of products sold	1,817	1,632	5,610	4,538
Interest income	(379)	-	(1,136)	-
Interest expense	379	-	1,136	-

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

							Accumulated
							Other	Total
						Total	Comprehensive	Stockholders'
	Common	Common	Treasury	Treasury	Paid-in-	Retained	Income	Equity
(Dollars and shares in thousands)	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2009	52,374	$524	-	$-	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	-	-	(117,065)	-	(117,065)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $5.9 million
of net losses included in net loss	-	-	-	-	-	-	(3,980)	(3,980)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	-	-	-	-	1,406	1,406
Total other comprehensive loss	-	-	-	-	-	-	(2,574)	(2,574)
Comprehensive loss	-	-	-	-	-	(117,065)	(2,574)	(119,639)
Common stock issued for restricted stock	91	1	-	-	(1)	-	-	-
Stock option exercise	2	-	-	-	2	-	-	2
Equity award expense	-	-	-	-	1,229	-	-	1,229
Balance - September 30, 2010	52,467	$525	-	$-	$213,611	$(191,110)	$(16,143)	$6,883

Balance - December 31, 2010	52,467	$525	-	$-	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	-	-	-	-	-	(69,240)	-	(69,240)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $2.5 million
of net losses included in net loss	-	-	-	-	-	-	(3,138)	(3,138)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	-	-	-	-	1,177	1,177
Total other comprehensive loss	-	-	-	-	-	-	(1,961)	(1,961)
Comprehensive loss	-	-	-	-	-	(69,240)	(1,961)	(71,201)
Common stock issued for restricted stock, net	158	1	(26)	(53)	(1)	-	-	(53)
Stock option exercise	6	-	-	-	16	-	-	16
Equity award expense	-	-	-	-	1,829	-	-	1,829
Balance - September 30, 2011	52,631	$526	(26)	$(53)	$215,894	$(274,367)	$(18,215)	$(76,215)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(Dollars in thousands)	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2009	$317,023	$(105,461)	$(13,569)	$197,993
Net loss	-	(112,895)	-	(112,895)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $5.9 million of net losses included in net loss	-	-	(3,980)	(3,980)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	1,406	1,406
Total other comprehensive loss	-	-	(2,574)	(2,574)
Comprehensive loss	-	(112,895)	(2,574)	(115,469)
Equity award expense	1,229	-	-	1,229
Balance - September 30, 2010	$318,252	$(218,356)	$(16,143)	$83,753

Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Net loss	-	(64,529)	-	(64,529)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $2.5 million of net losses included in net loss	-	-	(3,138)	(3,138)
Defined benefit pension plan
amortization of net loss and prior service cost	-	-	1,177	1,177
Total other comprehensive loss	-	-	(1,961)	(1,961)
Comprehensive loss	-	(64,529)	(1,961)	(66,490)
Equity award expense	1,829	-	-	1,829
Balance - September 30, 2011	$320,519	$(295,548)	$(18,215)	$6,756

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Cash Flows From Operating Activities:
Net loss	$(69,240)	$(117,065)	$(64,529)	$(112,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	94,182	96,571	94,182	96,571
Amortization of debt issuance costs	4,046	4,206	3,776	3,936
Accretion of discount on long-term debt	3,070	2,763	3,070	2,763
Loss (gain) on early extinguishment of debt	26,091	(253)	26,091	(254)
Loss (gain) on disposal of fixed assets	214	(169)	214	(169)
Equity award expense	1,829	1,231	1,829	1,229
Other - net	(1,001)	(457)	(1,001)	(457)
Changes in assets and liabilities:
Accounts receivable	(17,692)	(32,520)	(17,815)	(32,493)
Inventories	(56,933)	35,611	(56,933)	35,611
Prepaid expenses and other assets	(5,182)	8,146	(5,195)	7,546
Accounts payable	4,255	13,923	4,147	16,702
Accrued liabilities	(31,235)	(28,165)	(35,469)	(32,009)
Net cash used in operating activities	(47,596)	(16,178)	(47,633)	(13,919)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	228	379	228	379
Transfers from restricted cash, net	20,453	-	20,453	-
Capital expenditures	(67,831)	(41,388)	(67,831)	(41,388)
Net cash used in investing activities	(47,150)	(41,009)	(47,150)	(41,009)
Cash Flows From Financing Activities:
Proceeds from long-term debt	394,618	27,438	394,618	27,438
Debt issuance costs	(10,838)	(1,285)	(10,838)	(1,285)
Repayments of long-term debt	(389,998)	-	(389,998)	-
Acquisition of treasury stock	(53)	-	-	-
Proceeds from issuance of common stock	16	-	-	-
Net cash provided by (used in) financing activities	(6,255)	26,153	(6,218)	26,153
Change in cash and cash equivalents	(101,001)	(31,034)	(101,001)	(28,775)
Cash and cash equivalents at beginning of period	152,780	152,097	152,706	149,762
Cash and cash equivalents at end of period	$51,779	$121,063	$51,705	$120,987

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2011, AND DECEMBER 31, 2010, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

1.	BACKGROUND AND BASIS OF PRESENTATION

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance One” refers to Verso Paper Finance Holdings One LLC; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, or “IPO,” of 14 million shares of common stock.

We operate in the following three market segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty papers.  Our core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products are used  in catalogs, magazines, retail inserts, and commercial print.

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of September 30, 2011, and for the three-month and nine-month periods ended September 30, 2011 and 2010. The December 31, 2010, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or "GAAP".  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2010.

2.	RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter of 2012. The adoption of this new guidance will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

ASC Topic 310, Receivables.  ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requires additional disclosures to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  ASU No. 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings.  ASU No. 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period are required for our financial statements that include periods beginning on or after January 1, 2011.  The adoption of ASU No. 2010-20 had no impact on our consolidated financial statements or disclosures because the new guidance only affects disclosure requirements and all of our trade accounts receivable are short-term.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary.  Under the new guidance, an entity will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value.  If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed by us beginning January 1, 2012.  Earlier adoption is permitted.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, modifies Step 1 of the goodwill impairment test.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  Our adoption of ASU No. 2010-28, effective January 1, 2011, did not have an impact on our consolidated financial statements, as it was not more likely than not that a goodwill impairment exists.

ASC Topic 810, Consolidation.  ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or “VIEs,” requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a VIE operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a VIE that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the VIE.  In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a VIE. Our adoption of ASU No. 2009-17, effective January 1, 2010, did not have a material impact on our consolidated financial statements.

ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides clarifying guidance on how to measure fair value and additional disclosure requirements. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. GAAP.  ASU No. 2011-04 is effective for annual and interim periods beginning after December 15, 2011, which for us is January 1, 2012, and will not have a material impact on our consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, provides guidance relating to fair value measurement disclosures.  This guidance was effective for interim or annual reporting periods beginning after December 15, 2009, except for certain Level 3 disclosures, which was effective for interim or annual reporting periods beginning after December 15, 2010.  Because ASU No. 2010-06 only affected disclosure requirements, our adoption of the initial requirements for the quarterly period ended March 31, 2010, and our adoption of the remaining provisions for the quarterly period ended March 31, 2011, had no impact on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after September 30, 2011, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net loss available to common shareholders	$(347)	$(19,132)	$(69,240)	$(117,065)

Weighted average common stock outstanding	52,164	52,060	52,163	52,052
Weighted average restricted stock	456	406	429	386
Weighted average common shares outstanding - basic	52,620	52,466	52,592	52,438
Dilutive shares from stock options	-	-	-	-
Weighted average common shares outstanding - diluted	52,620	52,466	52,592	52,438

Basic loss per share	$(0.01)	$(0.36)	$(1.32)	$(2.23)

Diluted loss per share	$(0.01)	$(0.36)	$(1.32)	$(2.23)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2011 or 2010.

For the three-month and nine-month periods ended September 30, 2011, respectively, 1,783,615 and 1,710,141 weighted average potentially dilutive shares from options with weighted average exercise prices per share of $3.90 and $3.80, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three-month and nine-month periods ended September 30, 2010, respectively, 1,417,250 and 1,340,691 weighted average potentially dilutive shares from options with weighted average exercise prices per share of $2.76 and $3.34, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Raw materials	$33,059	$27,709
Woodyard logs	4,736	3,863
Work-in-process	17,031	16,416
Finished goods	117,080	67,817
Replacement parts and other supplies	27,544	26,711
Inventories	$199,450	$142,516

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure.

On September 30, 2011, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Asset retirement obligations, January 1	$13,660	$13,300
Accretion expense	607	623
Settlement of existing liabilities	(1,120)	(1,243)
Adjustment to existing liabilities	(1,619)	807
Asset retirement obligations, September 30	$11,528	$13,487

In addition to the above obligations, we might be required to remove certain materials from our facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to reasonably estimate any such potential obligations.  Accordingly, we will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For the three-month and nine-month periods ended September 30, 2011, interest costs of $1.5 million and $2.9 million, respectively, were capitalized.  For the three-month and nine-month periods ended September 30, 2010, interest costs of $0.3 million and $0.6 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $30.6 million and $92.7 million for the three-month and nine-month periods ended September 30, 2011, respectively, compared to $31.2 million and $94.7 million for the three-month and nine-month periods ended September 30, 2010, respectively.

4.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $6.4 million
on September 30, 2011, and $5.7 million on December 31, 2010	$6,857	$7,570	$6,857	$7,570
Patents, net of accumulated amortization of $0.6 million on
September 30, 2011, and $0.5 million on December 31, 2010	555	641	555	641
Total amortizable intangible assets	7,412	8,211	7,412	8,211
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $16.5 million on
September 30, 2011, and $19.9 million on December 31, 2010, for
Verso Paper, and net of accumulated amortization of $14.8 million on September 30, 2011, and $18.5 million on December 31, 2010,
for Verso Holdings	25,871	25,550	25,391	24,800
Deferred major repair	13,668	12,009	13,668	12,009
Deferred software cost, net of accumulated amortization of $0.7 million
on September 30, 2011, and $0.8 million on December 31, 2010	710	414	710	414
Replacement parts, net	3,477	4,535	3,477	4,535
Loan to affiliate	-	-	23,305	23,305
Restricted cash	6,947	27,399	6,947	27,399
Other	5,586	5,204	5,586	5,204
Total other assets	56,259	75,111	79,084	97,666
Intangibles and other assets	$85,144	$104,795	$107,969	$127,350

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Intangible amortization	$267	$317	$799	$949
Software amortization	209	170	371	840

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2011	$266
2012	915
2013	815
2014	715
2015	615

During the fiscal quarter ended September 30, 2011, based on a combination of factors, including the difficult market conditions which have resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs which have challenged the profitability of our products, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis as of September 30, 2011.  Based on Verso Paper’s deficit equity position, we were required to perform step two of the fair-value-based goodwill impairment analysis.  As of the date of this filing, the step two analysis is not complete due to the complexities involved in determining the implied fair value of the goodwill.  While the potential exists that there is impairment to the carrying value of the goodwill, because the evaluation is in progress, management is unable to make a good-faith estimate of the impairment, if any.  We expect to finalize our goodwill impairment analysis during the fourth quarter of 2011.

5.	LONG-TERM DEBT

A summary of long-term debt is as follows:

		September 30, 2011			December 31, 2010
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	301,821	326,025	332,135	384,125
9.13% Second Priority Senior Secured Notes	8/1/2014	9.13%	-	-	337,080	347,192
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,704	281,160	-	-
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.01%	180,216	138,316	180,216	162,194
11.38% Senior Subordinated Notes	8/1/2016	11.38%	300,000	217,560	300,000	300,750
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			1,200,046	986,366	1,172,736	1,217,566
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.65%	83,274	64,537	79,180	76,409
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Eliminate loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total debt for Verso Paper Corp.			$1,260,015	$1,027,598	$1,228,611	$1,270,670
(1) Par value of $315,000 on September 30, 2011, and $350,000 on December 31, 2010.
(2) Par value of $396,000 on September 30, 2011.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense	$31,095	$30,974	$93,688	$92,750
Cash interest paid	55,395	54,905	113,245	113,004
Debt issuance cost amortization(1)	1,306	1,447	4,046	4,206
	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Interest expense	$30,083	$29,639	$90,730	$88,904
Cash interest paid	55,774	54,905	114,259	113,004
Debt issuance cost amortization(1)	1,216	1,357	3,776	3,936
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $40.9 million in letters of credit issued, and $159.1 million available for future borrowing as of September 30, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350 million aggregate principal amount of 11.5% senior secured notes due 2014.  On March 14, 2011, Verso Holdings repurchased and retired a total of $35 million aggregate principal amount of the notes.  As a result of such repurchase, Verso Holdings recognized a loss of $3.6 million, including the write-off of unamortized debt issuance costs.  The notes bear interest, payable semi-annually, at the rate of 11.5% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The notes mature on July 1, 2014.

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

The net proceeds from the issuance of the 8.75% second priority senior secured notes on January 26, 2011, after deducting the discount, underwriting fees and offering expenses, were $347.8 million.  On January 26, 2011, and February 9, 2011, Verso Holdings used a total of $326.1 million of the net proceeds to repurchase and retire a total of $310.5 million aggregate principal amount of its 9.13% second priority senior secured notes due 2014 pursuant to a tender offer.  On March 11, 2011, Verso Holdings paid $27.8 million from the remaining net proceeds and available cash to redeem the remaining outstanding $26.6 million aggregate principal amount of its 9.13% second priority senior secured notes due 2014.  Following such repurchases and redemption, there are no longer any outstanding 9.13% second priority senior secured notes due 2014, and Verso Holdings recognized a total loss of $22.5 million, including the write-off of unamortized debt issuance costs. The net proceeds from the issuance of the 8.75% second priority senior secured notes on February 10, 2011, including a premium and after deducting the underwriting fees and offering expenses, were $36.1 million.  On March 14, 2011, Verso Holdings used these net proceeds to redeem and retire $35 million aggregate principal amount of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of September 30, 2011, Verso Holdings had repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of September 30, 2011, the interest rate on the notes was 4.01% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

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

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $83.3 million outstanding on its senior unsecured term loan as of September 30, 2011.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of September 30, 2011, the weighted-average interest rate on the loan was 6.65% per year.  Verso Finance elected to exercise the PIK option for $4.1 million and $3.8 million of interest payments due in the first nine months of 2011 and 2010, respectively.  The loan matures on February 1, 2013.

As of September 30, 2011, we were in compliance with the covenants in our debt agreements.

6.	RETIREMENT PLANS

Pension Plan

We maintain a defined benefit pension plan that provides retirement benefits for our hourly employees at the Androscoggin, Bucksport, and Sartell mills who were hired prior to July 1, 2004.  These employees generally are eligible to participate in the pension plan upon completion of one year of service and the attainment of age 21.  Employees hired after June 30, 2004, are not eligible to participate in the pension plan and instead receive an additional company contribution to their accounts under our 401(k) savings plan.  The pension plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,674	$1,526	$5,021	$4,580
Interest cost	631	522	1,892	1,566
Expected return on plan assets	(645)	(462)	(1,934)	(1,387)
Amortization of prior service cost	293	446	881	1,338
Amortization of actuarial loss	99	23	296	68
Net periodic benefit cost	$2,052	$2,055	$6,156	$6,165

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  For the three months ended September 30, 2011, we made contributions of $4.5 million, with $1.3 million attributable to the 2011 plan year and $3.2 million attributable to the 2010 plan year.  For the nine months ended September 30, 2011, contributions totaled $7.8 million, with $3.1 million attributable to the 2011 plan year and $4.7 million attributable to the 2010 plan year.  We also made a contribution of $1.2 million in October 2011 attributable to the 2011 plan year and expect to make additional contributions of approximately $0.6 million during the remainder of 2011.  For the three months ended September 30, 2010, contributions totaled $1.9 million, with $1.5 million attributable to the 2010 plan year and $0.4 million attributable to the 2009 plan year.  For the nine months ended September 30, 2010, contributions totaled $3.4 million, with $3.0 million attributable to the 2010 plan year and $0.4 million attributable to the 2009 plan year.

Our targeted pension fund asset allocation was updated during the second quarter of 2011. The current target and actual asset allocation as of September 30, 2011, and the historical target and actual asset allocation as of December 31, 2010, are provided in the table below. The targeted allocation is consistent with our primary investment objective of ensuring, over the long-term life of the pension plan, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plan seeks to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.

	Allocation of Plan Assets
	2011		2010
	Targeted	Allocation on	Targeted	Allocation on
	Allocation	September 30, 2011	Allocation	December 31, 2010
Other securities:	70% - 80%		52.0%
Money market funds		3.1%		-
Fixed income funds		69.1		47.0%
Other funds		2.8		-
Equity securities:	20% - 30%		48.0%
Domestic equity funds - large cap		19.3%		29.3%
Domestic equity funds - small cap		2.5		5.5
International equity funds		3.2		18.2

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plan’s assets at fair value as of September 30, 2011, and December 31, 2010.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2011
Pooled funds(1):
Money market funds	$1,117	$-	$1,117	$-
Domestic equity funds - large cap	6,923	-	6,923	-
Domestic equity funds - small cap	879	-	879	-
International equity funds	1,158	-	1,158	-
Fixed income funds(2)	24,719	-	24,719	-
Other funds(3)	1,006	-	1,006	-
Total assets at fair value	$35,802	$-	$35,802	$-
December 31, 2010
Pooled funds(1):
Domestic equity funds - large cap	$8,583	$-	$8,583	$-
Domestic equity funds - small cap	1,595	-	1,595	-
International equity funds	5,318	-	5,318	-
Fixed income funds(2)	12,610	-	12,610	-
Insurance company general account(4)
Fixed income funds	1,152	-	1,152	-
Total assets at fair value	$29,258	$-	$29,258	$-
(1)	Value is determined based on the net asset value of units held by the plan at period end.
(2)	This class consists of funds that invest primarily in corporate debt securities, U.S. federal government obligations, and mortgage- and asset-backed securities.
(3)
This class consists of funds that invest primarily in domestic and international corporate debt securities, U.S. federal and other governmental debt securities, real estate investment trusts, and commodity-linked investments.

(4)	Fair value is determined based upon the credited rate as determined by the fund manager. The credited rate changes periodically based upon returns of the underlying investments.

7.	DERIVATIVE INSTRUMENTS AND HEDGES

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

We enter into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  We have designated our energy hedging relationships as cash flow hedges under ASC Topic 815, with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into cost of products sold in the period in which the hedged cash flows affect earnings.

In February 2008, we entered into a $250 million notional value interest rate swap hedging the cash flow exposure of the quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) on our second priority senior secured floating-rate notes.  The swap matured in February 2010.  During the nine months ended September 30, 2010, $0.3 million of losses were recognized in Other income, net.

The following table presents information about the volume and fair value amounts of our derivative instruments.

	September 30, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(Dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	8,102,242	$-	$(6,263)	5,748,733	$142	$(2,505)	Other assets/ Accrued liabilties

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

	Loss Recognized		Loss Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
			Nine Months Ended		Loss on
	September 30,	December 31,	September 30,		Statements
(Dollars in thousands)	2011	2010	2011	2010	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps(1)	$(5,620)	$(2,476)	$(2,488)	$(5,633)	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed	-	-	-	(281)	Interest expense
(1)	Net losses at September 30, 2011, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 24 months.

			Loss Recognized
	Loss Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Loss on
	Nine Months Ended September 30,				Statements
(Dollars in thousands)	2011	2010	2011	2010	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(692)	$(641)	$(656)	$(115)	Cost of products sold

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

■ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
■ Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
■ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2011
Assets:
Deferred compensation assets	$2,608	$2,608	$-	$-
Regional Greenhouse Gas Initiative carbon credits	378	-	378	-
Liabilities:
Commodity swaps	$(6,263)	$-	$(6,263)	$-
Deferred compensation liabilities	2,608	2,608	-	-
December 31, 2010
Assets:
Commodity swaps	$142	$-	$142	$-
Deferred compensation assets	1,547	1,547	-	-
Regional Greenhouse Gas Initiative carbon credits	334	-	334	-
Liabilities:
Commodity swaps	$2,505	$-	$2,505	$-
Deferred compensation liabilities	1,547	1,547	-	-
Fair values are based on observable market data.

We did not record any impairment charges on long-lived assets and no significant events occurred requiring non-financial assets and liabilities, other than goodwill, to be measured at fair value (subsequent to initial recognition) during the nine months ended September 30, 2011 or 2010.  During the fiscal quarter ended September 30, 2011, based on a combination of factors, including the difficult market conditions which have resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs which have challenged the profitability of our products, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis as of September 30, 2011.  Based on Verso Paper’s deficit equity position, we were required to perform step two of the fair-value-based goodwill impairment analysis.  As of the date of this filing, the step two analysis is not complete due to the complexities involved in determining the implied fair value of the goodwill.  While the potential exists that there is impairment to the carrying value of the goodwill, because the evaluation is in progress, management is unable to make a good-faith estimate of the impairment, if any.  We expect to finalize our goodwill impairment analysis during the fourth quarter of 2011.

9.	RELATED PARTY TRANSACTIONS

Sales to and Purchases from xpedx and International Paper

We had net sales to xpedx, a subsidiary of International Paper, and its affiliated companies of approximately $43.7 million and $117.4 million for the three-month and nine-month periods ended September 30, 2011, respectively, compared to $58.7 million and $129.7 million for the three-month and nine-month periods ended September 30, 2010, respectively.  For the first nine months of 2011 and 2010, sales to xpedx and its affiliated companies accounted for approximately 9% and 11% of our net sales, respectively.  We had purchases from related parties, primarily xpedx and its affiliated companies, of approximately $1.8 million and $5.6 million, respectively, included in cost of products sold for the three-month and nine-month periods ended September 30, 2011, respectively, compared to $1.6 million and $4.5 million for the three-month and nine-month periods ended September 30, 2010, respectively.

Management Agreement

Subsequent to the Acquisition, we entered into a management agreement with Apollo, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

Distributions to Verso Finance

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $4.1 million and $3.8 million of interest payments due in the first nine months of 2011 and 2010, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings.  Verso Holdings has no obligation to make distributions to Verso Finance.

Verso Quinnesec Renewable Energy Project

On December 29, 2010, Verso Quinnesec REP LLC, a wholly-owned subsidiary, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund”, a consolidated variable interest entity (see Note 10 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested in the $23.3 million aggregate principal amount of a 6.50% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of September 30, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the three-month and nine-month periods ended September 30, 2011, Verso Holdings received interest payments of $0.4 million and $1.0 million, respectively, from Verso Finance; and the Investment Fund made interest payments of $0.4 million and $1.0 million, respectively, to Verso Finance.

Verso Paper

As of September 30, 2011 and 2010, respectively, Verso Holdings had $0.8 million and $0.6 million in current payables due to Verso Paper.

10.	NEW MARKET TAX CREDIT ENTITIES

On December 29, 2010, we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at the Quinnesec mill, in which Chase made a capital contribution and Verso Finance made a loan to the Investment Fund under a qualified New Markets Tax Credit, or “NMTC,” program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.”  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance, which funds were invested by Verso Holdings on behalf of Verso Finance in the $23.3 million aggregate principal amount of a 6.50% loan due December 31, 2040, issued by the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly-owned subsidiary, as partial financing for the renewable energy project.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) are restricted for use on the renewable energy project.  The loan from Verso Holdings to Verso Finance bears interest and payments on such loan will be made as Verso Finance receives returns on its investment in the Investment Fund.  Restricted cash of $4.1 million and $25.0 million, respectively, held by Verso Quinnesec REP LLC at September 30, 2011, and December 31, 2010, after qualifying capital expenditures, is included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

On December 29, 2010, Chase also contributed $9.0 million to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the financing arrangement is a variable interest entity, or “VIE.”  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the VIE.  We concluded that we are the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying condensed consolidated balance sheets.  Direct costs incurred in structuring the arrangement are deferred and will be recognized as expense over the term of the notes.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of September 30, 2011 and December 31, 2010:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2011	2010	2011	2010
Maximum loss exposure	$110	$110	$110	$110
Current assets	$25	$25	$25	$25
Other noncurrent assets (restricted cash)	85	85	85	85
Total assets	$110	$110	$110	$110
Current liabilities	23	12	149	17
Other noncurrent liabilities	7,923	7,712	7,923	7,712
Total liabilities	$7,946	$7,724	$8,072	$7,729
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

11.	COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — We have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports our mill in Bucksport, Maine.  Each co-owner owns an undivided proportional share of the plant’s assets and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of September 30, 2011, we had $0.2 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

Thilmany, LLC — In connection with the Acquisition, we assumed a twelve-year supply agreement with Thilmany, LLC, or “Thilmany,” for the specialty paper products manufactured on paper machine No. 5 at our Androscoggin mill in Jay, Maine, which expires on June 1, 2017.  The agreement requires Thilmany to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine.  We are responsible for the machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  Thilmany has the right to terminate the agreement if certain events occur.

General Litigation — We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

12.	INFORMATION BY INDUSTRY SEGMENT

Our reporting segments correspond to the following three market segments in which we operate: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty papers.  We operate in one geographic segment, the United States.  Our core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products are used in catalogs, magazines, retail inserts, and commercial print.

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2011 and 2010:

	VERSO PAPER CORP.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net Sales:
Coated and supercalendered	$374,606	$358,971	$1,046,948	$978,544
Hardwood market pulp	40,312	45,442	112,255	124,428
Other	41,918	28,526	113,004	94,660
Total	$456,836	$432,939	$1,272,207	$1,197,632
Operating Income (Loss):
Coated and supercalendered	$23,407	$(1,010)	$36,210	$(48,105)
Hardwood market pulp	10,488	17,161	26,803	38,329
Other	(3,293)	(3,198)	(11,341)	(11,539)
Total	$30,602	$12,953	$51,672	$(21,315)
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$24,281	$25,289	$74,200	$76,378
Hardwood market pulp	4,376	4,587	12,853	13,928
Other	2,533	1,766	7,129	6,265
Total	$31,190	$31,642	$94,182	$96,571
Capital Spending:
Coated and supercalendered	$19,612	$14,365	$47,173	$31,934
Hardwood market pulp	7,697	3,364	19,795	7,288
Other	516	1,212	863	2,166
Total	$27,825	$18,941	$67,831	$41,388

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net Sales:
Coated and supercalendered	$374,606	$358,971	$1,046,948	$978,544
Hardwood market pulp	40,312	45,442	112,255	124,428
Other	41,918	28,526	113,004	94,660
Total	$456,836	$432,939	$1,272,207	$1,197,632
Operating Income (Loss):
Coated and supercalendered	$23,408	$(1,009)	$36,262	$(48,052)
Hardwood market pulp	10,488	17,161	26,803	38,329
Other	(3,293)	(3,198)	(11,341)	(11,539)
Total	$30,603	$12,954	$51,724	$(21,262)
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$24,281	$25,289	$74,200	$76,378
Hardwood market pulp	4,376	4,587	12,853	13,928
Other	2,533	1,766	7,129	6,265
Total	$31,190	$31,642	$94,182	$96,571
Capital Spending:
Coated and supercalendered	$19,612	$14,365	$47,173	$31,934
Hardwood market pulp	7,697	3,364	19,795	7,288
Other	516	1,212	863	2,166
Total	$27,825	$18,941	$67,831	$41,388

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

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

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$383,615	$-	$25	$-	$383,640
Property, plant, and equipment, net	-	-	923,214	26,486	-	(288)	949,412
Intercompany/affiliate receivable	1,223,253	-	-	439	31,153	(1,254,845)	-
Investment in subsidiaries	(17,805)	-	684	-	-	17,121	-
Non-current assets(1)	-	-	127,207	4,905	44	41	132,197
Total assets	$1,205,448	$-	$1,434,720	$31,830	$31,222	$(1,237,971)	$1,465,249
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$21,951	$-	$196,579	$-	$149	$(7)	$218,672
Intercompany/affiliate payable	-	-	1,223,692	31,146	-	(1,254,838)	-
Long-term debt(2)	1,176,741	-	-	-	23,305	-	1,200,046
Other long-term liabilities	-	-	31,852	-	7,923	-	39,775
Member's equity	6,756	-	(17,403)	684	(155)	16,874	6,756
Total liabilities and equity	$1,205,448	$-	$1,434,720	$31,830	$31,222	$(1,237,971)	$1,465,249
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
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$456,836	$-	$-	$-	$456,836
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	375,554	-	-	-	375,554
Depreciation, amortization, and depletion	-	-	31,184	6	14	(14)	31,190
Selling, general, and administrative expenses	-	-	19,528	(47)	8	-	19,489
Interest income	(30,881)	-	(380)	(11)	(387)	31,268	(391)
Interest expense	30,881	-	30,145	(380)	379	(31,268)	29,757
Other, net	-	-	(44)	-	-	-	(44)
Equity in net income of subsidiaries	1,281	-	-	-	-	(1,281)	-
Net income	$1,281	$-	$849	$432	$(14)	$(1,267)	$1,281

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,272,207	$-	$-	$-	$1,272,207
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,066,562	-	-	-	1,066,562
Depreciation, amortization, and depletion	-	-	94,164	18	41	(41)	94,182
Selling, general, and administrative expenses	-	-	59,730	(108)	117	-	59,739
Interest income	(93,398)	-	(1,162)	(53)	(1,160)	94,558	(1,215)
Interest expense	93,398	-	91,455	140	1,137	(94,558)	91,572
Other, net	26,091	-	(195)	-	-	-	25,896
Equity in net loss of subsidiaries	(38,438)	-	-	-	-	38,438	-
Net loss	$(64,529)	$-	$(38,347)	$3	$(135)	$38,479	$(64,529)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$432,939	$-	$-	$-	$432,939
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	371,907	-	-	-	371,907
Depreciation, amortization, and depletion	-	-	31,642	-	-	-	31,642
Selling, general, and administrative expenses	-	-	16,436	-	-	-	16,436
Interest income	(30,966)	-	(32)	-	-	30,966	(32)
Interest expense	30,966	-	30,763	-	-	(30,966)	30,763
Other, net	-	-	(71)	-	-	-	(71)
Equity in net loss of subsidiaries	(17,706)	-	-	-	-	17,706	-
Net loss	$(17,706)	$-	$(17,706)	$-	$-	$17,706	$(17,706)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,197,632	$-	$-	$-	$1,197,632
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,073,111	-	-	-	1,073,111
Depreciation, amortization, and depletion	-	-	96,571	-	-	-	96,571
Selling, general, and administrative expenses	-	-	49,212	-	-	-	49,212
Interest income	(92,254)	-	(94)	-	-	92,254	(94)
Interest expense	92,254	-	92,266	-	-	(92,254)	92,266
Other, net	(255)	-	(539)	-	-	255	(539)
Equity in net loss of subsidiaries	(112,895)	-	-	-	-	112,895	-
Net loss	$(112,640)	$-	$(112,895)	$-	$-	$112,640	$(112,895)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(42,344)	$(5,302)	$13	$-	$(47,633)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	228	-	-	-	228
Transfers to (from) restricted cash	-	-	(544)	20,997	-	-	20,453
Capital expenditures	-	-	(52,221)	(15,610)	-	-	(67,831)
Net cash used in investing activities	-	-	(52,537)	5,387	-	-	(47,150)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,753)	-	-	(85)	-	-	(10,838)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(383,865)	-	383,865	-	-	-	-
Net cash used in financing activities	-	-	(6,133)	(85)	-	-	(6,218)
Change in cash and cash equivalents	-	-	(101,014)	-	13	-	(101,001)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$51,688	$-	$17	$-	$51,705

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(13,919)	$-	$-	$-	$(13,919)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	379	-	-	-	379
Capital expenditures	-	-	(41,388)	-	-	-	(41,388)
Net cash used in investing activities	-	-	(41,009)	-	-	-	(41,009)
Cash flows from financing activities:
Debt issuance costs	(1,204)	-	(81)	-	-	-	(1,285)
Advances to subsidiaries	(26,234)	-	26,234	-	-	-	-
Proceeds from long-term debt	27,438	-	-	-	-	-	27,438
Net cash provided by financing activities	-	-	26,153	-	-	-	26,153
Change in cash and cash equivalents	-	-	(28,775)	-	-	-	(28,775)
Cash and cash equivalents at beginning of period	-	-	149,762	-	-	-	149,762
Cash and cash equivalents at end of period	$-	$-	$120,987	$-	$-	$-	$120,987

14.	SUBSEQUENT EVENTS

On October 11, 2011, we announced that we will permanently reduce our annual production capacity by 193,000 tons.  The capacity reduction is being accomplished by the permanent shutdown of the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, effective October 23, 2011, and the No. 1 and No. 2 supercalendered paper machines at our mill in Sartell, Minnesota, effective December 14, 2011. The paper machine shutdown at the Bucksport mill reduced our annual coated groundwood capacity by approximately 90,000 tons, and the paper machine shutdowns at the Sartell mill will reduce our annual supercalendered capacity by approximately 103,000 tons.  The Bucksport mill’s workforce was reduced by approximately 125 employees, and the Sartell mill’s workforce will be reduced by approximately 175 employees.

The paper machine shutdowns at our Bucksport and Sartell mills will result in an aggregate pre-tax charge to earnings of approximately $22 million, which is expected to occur primarily in the fourth quarter of 2011.  This charge includes approximately $13 million for severance and benefit costs; approximately $7 million in non-cash charges related to the accelerated depreciation of property and equipment over a reduced remaining useful life and the write-off of related spare parts; and approximately $2 million related to other costs.  The severance and other shutdown costs require the outlay of cash, which is expected to occur primarily in the fourth quarter of 2011.  These projections of the costs associated with our shutdown activities are based on currently available information and reflect management’s best estimates.  Our actual cash costs and non-cash charges and their timing may differ from these projections.  Going forward we expect these capacity reductions to have a minimal impact to Earnings Before Interest, Taxes, Depreciation, and Amortization, or "EBITDA."

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

Financial Summary

Our net sales for the third quarter of 2011 increased $23.9 million, or 5.5%, compared to the third quarter of 2010, reflecting an 8.0% increase in the average sales price for all of our products while sales volume decreased 2.3% compared to last year’s third quarter.  Verso’s gross margin was 17.8% for the third quarter of 2011 compared to 14.1% for the same period in 2010.  The year-over-year improvement in gross margin reflects the higher average sales price in the third quarter of 2011.

We continue to develop and execute our renewable energy strategy.  All of our previously announced energy projects are on schedule, and we expect to realize a total positive annual impact of $50 million to consolidated EBITDA beginning in the fourth quarter of 2012 from these projects.  Our capital expenditures increased to $67.8 million in the first nine months of 2011 compared to $41.4 million in the same period last year, reflecting our investment in these projects.  Approximately $21.0 million of the capital expenditures in 2011 were funded from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan.

On October 11, 2011, we announced that we will permanently reduce our annual production capacity by 193,000 tons.  The capacity reduction will be accomplished by the permanent shutdown of the No. 2 coated groundwood paper machine at our Bucksport mill, effective October 23, 2011, and the No. 1 and No. 2 supercalendered paper machines at our Sartell mill, effective December 14, 2011.  The paper machine shutdowns will result in an aggregate pre-tax charge to earnings of approximately $22 million, which is expected to occur primarily in the fourth quarter of 2011.  Going forward, we expect these capacity reductions to have a minimal impact to EBITDA.

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

VERSO PAPER CORP.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net sales	$456,836	$432,939	$1,272,207	$1,197,632
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	375,554	371,907	1,066,562	1,073,111
Depreciation, amortization, and depletion	31,190	31,642	94,182	96,571
Selling, general, and administrative expenses	19,490	16,437	59,791	49,265
Total operating expenses	426,234	419,986	1,220,535	1,218,947
Operating income (loss)	30,602	12,953	51,672	(21,315)
Interest income	(12)	(32)	(79)	(94)
Interest expense	30,859	32,188	94,800	96,382
Other, net	(44)	(71)	26,047	(538)
Loss before income taxes	(201)	(19,132)	(69,096)	(117,065)
Income tax expense	146	-	144	-
Net loss	$(347)	$(19,132)	$(69,240)	$(117,065)

VERSO PAPER HOLDINGS LLC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net sales	$456,836	$432,939	$1,272,207	$1,197,632
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	375,554	371,907	1,066,562	1,073,111
Depreciation, amortization, and depletion	31,190	31,642	94,182	96,571
Selling, general, and administrative expenses	19,489	16,436	59,739	49,212
Total operating expenses	426,233	419,985	1,220,483	1,218,894
Operating income (loss)	30,603	12,954	51,724	(21,262)
Interest income	(391)	(32)	(1,215)	(94)
Interest expense	29,757	30,763	91,572	92,266
Other, net	(44)	(71)	25,896	(539)
Net income (loss)	$1,281	$(17,706)	$(64,529)	$(112,895)

Third Quarter of 2011 Compared to Third Quarter of 2010

Net Sales. Net sales for the third quarter of 2011 increased 5.5% to $456.8 million from $432.9 million in the third quarter of 2010, as the average sales price for all of our products increased 8.0%, while sales volume decreased 2.3% compared to last year’s third quarter.  This quarter’s improvement in average sales price includes price increases implemented during 2011.

Net sales for our coated and supercalendered papers segment increased 4.4% in the third quarter of 2011 to $374.5 million from $358.9 million for the same period in 2010, as the average paper sales price per ton increased 10.2% and paper sales volume decreased 5.3% compared to the third quarter of 2010.

Net sales for our market pulp segment decreased 11.3% to $40.4 million in the third quarter of 2011 from $45.4 million for the same period in 2010, reflecting an 11.3% decrease in the average sales price per ton compared to the third quarter of 2010.

Net sales for our other segment increased 46.9% in the third quarter of 2011 to $41.9 million from $28.6 million in the third quarter of 2010.  The improvement in net sales reflects a 32.6% increase in sales volume combined with a 10.8% increase in the average sales price per ton compared to the third quarter of 2010.

Cost of sales. Cost of sales, including depreciation, amortization, and depletion, was $406.7 million in the third quarter of 2011 compared to $403.6 million in 2010.  Our gross margin, excluding depreciation, amortization, and depletion, improved to 17.8% for the third quarter of 2011 from 14.1% for the third quarter of 2010, reflecting higher average sales prices during the third quarter of 2011.  Depreciation, amortization, and depletion expenses were $31.2 million in the third quarter of 2011 compared to $31.7 million in the third quarter of 2010.

Selling, general, and administrative. Selling, general, and administrative expenses increased to $19.5 million in the third quarter of 2011 from $16.4 million for the same period in 2010, primarily due to inflation of personnel related costs.

Interest expense.  Verso Paper’s interest expense for the third quarter of 2011 was $30.8 million compared to $32.2 million for the same period in 2010.  Verso Holdings’ interest expense was $29.7 million for the third quarter of 2011 compared to $30.7 million for the third quarter of 2010.

First Nine Months of 2011 Compared to First Nine Months of 2010

Net Sales. Net sales for the nine months ended September 30, 2011, increased 6.2% to $1,272.2 million from $1,197.6 million as the average sales price per ton for all of our products increased 11.3%, reflecting price increases implemented during 2010 and at the beginning of the second quarter of 2011.  This positive impact was partially offset by a 4.6% decline in total sales volume during the nine months ended September 30, 2011, compared to the same period last year.

Net sales for our coated and supercalendered papers segment increased 7.0% to $1,046.9 million for the nine months ended September 30, 2011, from $978.5 million for the nine months ended September 30, 2010.  This improvement reflects a 12.7% increase in the average paper sales price per ton, while paper sales volume for the nine months ended September 30, 2011, decreased 5.0% compared to the same period last year.

Net sales for our market pulp segment decreased 9.8% to $112.3 million for the nine months ended September 30, 2011, from $124.4 million for the same period in 2010, reflecting a 5.9% decrease in sales volume combined with a 4.1% decrease in the average sales price per ton compared to the nine months ended September 30, 2010.

Net sales for our other segment increased 19.4% to $113.0 million for the nine months ended September 30, 2011, from $94.7 million for the nine months ended September 30, 2010.  The improvement in 2011 is due to a 16.1% increase in the average sales price per ton combined with a 2.8% increase in sales volume compared to the nine months ended September 30, 2010.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,160.7 million for the nine months ended September 30, 2011, compared to $1,169.7 million for the same period last year.  Our gross margin, excluding depreciation, amortization, and depletion, improved to 16.2% for the nine months ended September 30, 2011, from 10.4% for the nine months ended September 30, 2010, reflecting higher average sales prices during 2011.  Depreciation, amortization, and depletion expenses were $94.2 million for the nine months ended September 30, 2011, compared to $96.6 million for the nine months ended September 30, 2010.

Selling, general, and administrative.  Selling, general, and administrative expenses increased to $59.8 million for the nine months ended September 30, 2011, from $49.2 million for the same period in 2010, primarily due to inflation of personnel related costs and certain non-recurring costs including professional fees and severance.

Interest expense.  Verso Paper’s interest expense for the nine months ended September 30, 2011, was $94.8 million compared to $96.4 million for the same period in 2010.  Verso Holdings’ interest expense for the nine months ended September 30, 2011, was $91.5 million compared to $92.2 million for the same period in 2010.

Other, net.  Verso Paper had a net loss of $26.1 million in other, net for the nine months ended September 30, 2011 compared to a net gain of $0.5 million for the nine months ended September 30, 2010.  Verso Holdings had a net loss of $25.9 million in other, net for the nine months ended September 30, 2011 compared to a net gain of $0.5 million for the nine months ended September 30, 2010.  Included in the results for 2011 were $26.1 million in pre-tax net losses related to the early retirement of debt in connection with our debt refinancing.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of September 30, 2011, $159.1 million was available for future borrowing under our revolving credit facility.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $32 million in cost reductions and continues to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$(47,596)	$(16,178)	$(47,633)	$(13,919)
Investing activities	(47,150)	(41,009)	(47,150)	(41,009)
Financing activities	(6,255)	26,153	(6,218)	26,153
Net change in cash and cash equivalents	$(101,001)	$(31,034)	$(101,001)	$(28,775)

Operating activities.  In the first nine months of 2011, Verso Paper’s net cash used in operating activities of $47.6 million reflects a net loss of $69.2 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt of $127.4 million and an increase in working capital of $102.2 million, which was primarily due to seasonal increases in inventory and accounts receivable. In the first nine months of 2010, Verso Paper’s net cash used in operating activities of $16.2 million was primarily attributable to net losses of $117.1 million adjusted for non-cash depreciation, amortization, depletion and accretion charges of $103.5 million.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first nine months of 2011, Verso Paper’s net cash used in investing activities of $47.2 million reflects $67.8 million in capital expenditures net of $21.0 million in funds transferred from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan.  This compares to $41.0 million of net cash used in investing activities due to investments in capital expenditures in the first nine months of 2010. The increase in capital expenditures reflects our investment in various renewable energy projects. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first nine months of 2011, Verso Paper’s net cash used in financing activities was $6.3 million, reflecting cash payments of $390.0 million to repurchase $337.1 million of our 9.13% second priority senior secured notes and $35.0 million of our 11.5% senior secured notes and pay related fees and charges, net of $383.9 million in cash received from the issuance of $396.0 million aggregate principal amount of 8.75% second priority senior secured notes net of discount, underwriting fees and issuance costs.  Verso Paper’s net cash provided by financing activities was $26.2 million for the first nine months of 2010, reflecting the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  Verso Holdings’ financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $40.9 million in letters of credit issued and $159.1 million available for future borrowing as of September 30, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350 million aggregate principal amount of 11.5% senior secured notes due 2014.  In March 2011, Verso Holdings repurchased and retired a total of $35 million aggregate principal amount of the notes.  The notes bear interest, payable semi-annually, at the rate of 11.5% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The notes mature on July 1, 2014.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of September 30, 2011, Verso Holdings had repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of September 30, 2011, the interest rate on the notes was 4.01% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

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

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $83.3 million outstanding on its senior unsecured term loan as of September 30, 2011.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of September 30, 2011, the weighted-average interest rate on the loan was 6.65% per year.  Verso Finance elected to exercise the PIK option for $4.1 million and $3.8 million of interest payments due in the first nine months of 2011 and 2010, respectively.  The loan matures on February 1, 2013.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of September 30, 2011, we were in compliance with the covenants in our debt agreements.

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

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  We have identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  We assess goodwill and indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The valuation as of October 1, 2010, of goodwill or trademarks assigned indefinite lives, indicated no impairment.

We test goodwill for impairment by applying a two-step test.  The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two, which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.  For reporting units with zero or negative carrying amounts, step two is required if it is more likely than not that a goodwill impairment exists.  An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

During the fiscal quarter ended September 30, 2011, based on a combination of factors, including the difficult market conditions which have resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs which have challenged the profitability of our products, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis as of September 30, 2011.  Based on Verso Paper’s deficit equity position, we were required to perform step two of the fair-value-based goodwill impairment analysis.  As of the date of this filing, the step two analysis is not complete due to the complexities involved in determining the implied fair value of the goodwill.  While the potential exists that there is impairment to the carrying value of the goodwill, since the evaluation is in progress, management is unable to make a good-faith estimate of the impairment, if any.  We expect to finalize our goodwill impairment analysis during the fourth quarter of 2011.

Management believes that the accounting estimates associated with determining fair value as part of the impairment analysis are critical accounting estimates because estimates and assumptions are made about our future performance and cash flows.  The estimated fair value is generally determined on the basis of discounted future cash flows.  We also consider a market-based approach and a combination of both.  While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

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

Recent Accounting Developments

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter of 2012. The adoption of this new guidance will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary.  Under the new guidance, entities will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value.  If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed by us beginning January 1, 2012.  Earlier adoption is permitted.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides clarifying guidance on how to measure fair value and additional disclosure requirements. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current U.S. GAAP.  ASU No. 2011-04 is effective for annual and interim periods beginning after December 15, 2011, which for us is January 1, 2012, and will not have a material impact on our consolidated financial statements.

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

We are primarily focused on serving two end-user segments: catalogs and magazines.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or “GDP,” in the United States - they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  During the first nine months of 2011, Quad/Graphics, Inc. accounted for approximately 9% of our total net sales, and xpedx, a subsidiary of International Paper, and its affiliated companies accounted for approximately 9% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of September 30, 2011.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of September 30, 2011, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have historically elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of September 30, 2011, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2011, we had net unrealized losses of $5.6 million on open commodity contracts with maturities of one to 24 months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $3.4 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Off-Balance Sheet Arrangements

None.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the first nine months of 2011 as follows:

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share
First quarter -- March 2011
Employee transactions	4,791	$4.99
Second quarter
Employee transactions	-	-
Third quarter -- September 2011
Employee transactions	16,045	$1.79
Total for the nine months ended September 30, 2011	20,836	$2.53

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp. (1)

3.2	Amended and Restated Bylaws of Verso Paper Corp. (2)

3.3	Certificate of Formation of Verso Paper Holdings LLC, as amended. (3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC. (3)

12	Computation of Ratio of Earnings to Fixed Charges for Verso Paper Holdings LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

(1)
Incorporated by reference to Verso Paper Corp.’s Amendment No. 5 to Registration Statement on Form S-1 (Registration Statement No. 333-148201) filed with the Securities and Exchange Commission on May 8, 2008.

(2)
Incorporated by reference to Verso Paper Corp.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration Statement No. 333-148201) filed with the Securities and Exchange Commission on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson
President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

Date: November 7, 2011
VERSO PAPER HOLDINGS LLC

	By:	/s/ Michael A. Jackson
Michael A. Jackson
President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp. (1)

3.2	Amended and Restated Bylaws of Verso Paper Corp. (2)

3.3	Certificate of Formation of Verso Paper Holdings LLC, as amended. (3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC. (3)

12	Computation of Ratio of Earnings to Fixed Charges for Verso Paper Holdings LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

(1)
Incorporated by reference to Verso Paper Corp.’s Amendment No. 5 to Registration Statement on Form S-1 (Registration Statement No. 333-148201) filed with the Securities and Exchange Commission on May 8, 2008.

(2)
Incorporated by reference to Verso Paper Corp.’s Amendment No. 3 to Registration Statement on Form S-1 (Registration Statement No. 333-148201) filed with the Securities and Exchange Commission on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008.