Form 10-K
period 2011-12-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2012-03-06
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity of Verso Paper Corp. held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2011), was approximately $40,002,910.

As of February 29, 2012, Verso Paper Corp. had 52,594,408 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-K is a combined annual report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2012 annual meeting of stockholders.

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

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (i) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (ii) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (iii) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, February 2012 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2011.

PART I

Item 1.  Business

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance One” refers to Verso Paper Finance Holdings One LLC; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings. Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses, and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or International Paper.  We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, or “IPO," of 14 million shares of common stock.

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

We operate 9 paper machines at four mills located in Maine, Michigan, and Minnesota.  The mills have a combined annual production capacity of 1,505,000 tons of coated and supercalendered paper, 165,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.

We sell and market our products to approximately 125 customers which comprise approximately 700 end-user accounts.  We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers, and paper merchants.  Our relationships with our ten largest coated paper customers average more than 20 years.  We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants, and brokers.

Our net sales (in millions) by product line for the year ended December 31, 2011, are illustrated below:

Industry

Based on 2011 sales, the size of the global coated paper industry is estimated to be approximately $47 billion, or 48 million tons of coated paper shipments, including approximately $9 billion, or 9 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

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

Products

We manufacture three main grades of paper: coated groundwood paper, coated freesheet paper, and supercalendered paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, bulk, opacity, and strength.  We also produce Northern Bleached Hardwood Kraft, or “NBHK,” pulp.  The following table sets forth our principal products by tons sold and as a percentage of our net sales in 2011:

(Tons in thousands, Dollars in millions)	Tons Sold		Net Sales
Product:	Kts	%	$	%
Coated groundwood paper	886	44	$798	46
Coated freesheet paper	570	28	507	29
Supercalendered paper	145	7	114	7
Pulp	261	13	150	9
Other	161	8	153	9
Total	2,023	100	$1,722	100

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

We are also the largest rotogravure lightweight coated paper manufacturer in North America.  Rotogravure printing is a technique for transferring ink onto coated papers, which typically results in a sharper image with truer colors and less ink trapping than in other printing processes but generally requires a smaller and higher-quality paper.  Additionally, we are the only manufacturer in North America that supplies both rotogravure coated groundwood and rotogravure coated freesheet.

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

Other products.  We also offer recycled paper to help meet specific customer requirements.  Additionally, we offer customized product solutions for strategic accounts by producing paper grades with customer-specified weight, brightness and pulp mix characteristics, providing customers with cost benefits and/or brand differentiation.  Our product offerings also include ultra-lightweight uncoated printing papers and ultra-lightweight coated and uncoated flexible packaging papers.

Manufacturing

We operate 9 paper machines at four mills located in Maine, Michigan, and Minnesota.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills based on the cash cost of delivery to Chicago, Illinois.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 1,505,000 tons of coated and supercalendered paper, 165,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.  Of the pulp that we produce, we consume approximately 635,000 tons internally and sell the rest.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table sets forth the locations of our mills, the products they produce and other key operating information:

			Production
		Paper	Capacity
Mill/Location	Product/Paper Grades	Machines	(in tons)
Jay (Androscoggin), Maine	Lightweight Coated Groundwood	2	355,000
	Lightweight Coated Freesheet	1	175,000
	Specialty/Uncoated	1	105,000
	Pulp		445,000
Bucksport, Maine	Lightweight and Ultra-Lightweight Coated Groundwood and
	High Bulk Specialty Coated Groundwood	2	350,000
	Specialty/Uncoated	1	55,000
Quinnesec, Michigan	Coated Freesheet	1	410,000
	Specialty/Uncoated		5,000
	Pulp		485,000
Sartell, Minnesota	Lightweight/Ultra-Lightweight Coated Groundwood and Supercalendered	1	215,000

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical, and capital constraints).  Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs, and improved productivity.  The program utilizes benchmarking data to identify improvement initiatives and establish performance targets.  Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved.  We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives, and best practice sharing to constantly improve our manufacturing processes and products.  Since 2001, three of our four facilities have been recognized at the Occupational Safety and Health Administration, or “OSHA’s,” Star sites as part of OSHA’s Voluntary Protection Program which recognizes outstanding safety programs and performance.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, market kraft pulp, chemicals, and energy.

Wood Fiber.  We source our wood fiber from a broad group of timberland and sawmill owners located in our regions as well as from our 27,000-acre hybrid poplar woodlands located near Alexandria, Minnesota.

Kraft Pulp.  Overall, we have the capacity to produce 930,000 tons of kraft pulp, consisting of 445,000 tons of pulp at our Androscoggin mill and 485,000 tons of pulp at our Quinnesec mill, of which a total of approximately 635,000 tons are consumed internally.  We supplement our internal production of kraft pulp with purchases from third parties.  In 2011, these purchases were approximately 152,000 tons of pulp.  We purchase the pulp requirements from a variety of suppliers and are not dependent on any single supplier to satisfy our pulp needs.

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

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 125 customers, which comprise approximately 700 end-user accounts.

Sales to End-Users.  In 2011, we sold approximately 38% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources, and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2011, our total sales to brokers and merchants represented approximately 47% of our total sales.  Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2011, our total sales to printers represented approximately 15% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Part of our strategy is to continually reduce the cost to serve our customer base through e-commerce initiatives which allow for simplified ordering, tracking, and invoicing.  In 2011, orders totaling $307.1 million, or approximately 20% of our total paper sales, were placed through our online ordering platforms.  We are focused on further developing our technology platform and e-commerce capabilities.

Customers

We serve the catalog, magazine, insert, and commercial printing markets and have developed long-standing relationships with the premier North American retailers and catalog and magazine publishers.  The length of our relationships with our top ten customers averages more than 20 years.  Our largest customers, Quad/Graphics, Inc. and xpedx, a business of International Paper, and their respective affiliates, accounted for approximately 10% and 9%, respectively, of our net sales in 2011.  Our key customers include leading magazine publishers such as Time Inc., Hearst Corporation, and Condé Nast Publications, Inc.; leading catalog producers such as Sears Holding Corporation and Uline, Inc.; leading commercial printers such as Quad/Graphics, Inc. and RR Donnelley & Sons Company; and leading paper merchants and brokers, such as xpedx, Clifford Paper, Inc., and A.T. Clayton & Co.

Our net sales, excluding pulp sales, by end-user segment for the year ended December 31, 2011, are illustrated below (dollars in millions):

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

While our product offering is broad in terms of grades produced (from supercalendered and ultra-lightweight coated groundwood offerings to heavier-weight coated freesheet products), we are focused on producing coated groundwood and coated freesheet in roll form.  This strategy is driven by our alignment with catalog and magazine end-users which tend to purchase paper in roll form for use in long runs of web printing in order to minimize costs. Our principal competitors include NewPage Corporation, Resolute Forest Products, UPM-Kymmene Corporation, and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities.

Employees

As of December 31, 2011, we had approximately 2,600 employees, of whom approximately 30% are unionized and approximately 75% are hourly employees.  Employees at two of our four mills are represented by labor unions.  As of December 5, 2011, three new collective bargaining agreements with the labor unions were ratified and implemented at the two sites. These new agreements were effective retroactive to May 1, 2011, and will expire on April 30, 2015.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional, and local general and industry specific environmental, health and safety laws and regulations, including the federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Safety and Health Act, and analogous state and local laws.  Our operations also are subject to two regional regimes designed to address climate change, the Regional Greenhouse Gas Initiative in the northeastern United States and the Midwestern Greenhouse Gas Reduction Accord, and in the future we may be subject to additional federal, state, regional, local, or supranational legislation related to climate change and greenhouse gas controls.  Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, treatment, and disposal of materials and waste, and remediation of soil, surface water and ground water contamination.  Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for any failure to comply.  In addition, failure to comply with these laws and regulations could result in the interruption of our operations and, in some cases, facility shutdowns.

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

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $0.1 million in 2011, $7.3 million in 2010, and $2.6 million in 2009, and we expect to incur additional environmental capital expenditures of approximately $1 million in 2012.  We anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

Our earnings are sensitive to price changes in coated or supercalendered paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and Earnings Before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” for several reasons:

●
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Our average coated paper prices declined from 2008 through the first quarter of 2010.  While our average coated paper prices climbed modestly beginning in the second quarter of 2010 through the third quarter of 2011, they have recently declined again.  Prices may not improve, and we do not expect prices in 2012 to return to the levels they were at in 2008 before they declined.  Recent industry forecasts have predicted that prices for both coated freesheet and coated groundwood will decline in the first quarter of 2012.  Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company.  As of December 31, 2011, Verso Paper’s total indebtedness was $1,262.5 million, net of $13.4 million of unamortized discounts.  The total amount of payments Verso Paper will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $119.8 million, $197.8 million, and $586.5 million, respectively (assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).  As of December 31, 2011, Verso Holdings’ total indebtedness was $1,201.1 million, net of $13.4 million of unamortized discounts.  The total amount of payments Verso Holdings will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $115.5 million, $114.2 million, and $588.1 million, respectively (assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).  Because some of our debt bears variable rates of interest, our interest expense could increase in the future.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing our notes and our senior secured revolving credit facility do not fully prohibit us or our subsidiaries from doing so.  In addition, subject to covenant compliance and certain conditions, our senior secured revolving credit facility permits borrowing of up to approximately an additional $159.2 million (as of December 31, 2011).  If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.  Our total capital expenditures were $90 million in 2011.  Capital expenditures in 2011 included approximately $36 million for maintenance and environmental capital expenditures.  We currently estimate our capital expenditures to range between $85 million and $95 million during 2012, with approximately $30 million reimbursed through government grants for our renewable energy initiatives.  Our estimated expenditures for 2012 include approximately $30 million for maintenance and environmental capital expenditures.  We anticipate that our available cash resources, including amounts under new credit facilities to be entered into that we obtained commitments for in February 2012,  and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.  However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all.  If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition, and results of operations.

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flow in the future and our ability to borrow under our credit facility to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations which we are subject to under our indebtedness.  Additionally, until December 31, 2009, the United States government provided an excise tax credit to taxpayers for the use of alternative fuel mixtures.  As a result of our use of an alternative fuel mixture containing “black liquor,” a byproduct of pulp production, at our Androscoggin and Quinnesec mills, we recognized $238.9 million of alternative fuel mixture tax credits in the year ended December 31, 2009, including approximately $10 million for claims pending at December 31, 2009.  The amount recognized in fiscal 2009 includes amounts received for claims for use of the alternative fuel mixture from September 2008 through December 2009.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.

In addition to our debt service needs, our parent company, Verso Finance, will likely need to rely upon distributions from us to service its outstanding term loans, $84.7 million aggregate principal amount of which are outstanding as of December 31, 2011, including for the payment of interest, to the extent that our parent elects to pay interest in cash, and for the payment of principal at maturity in February 2013.  Our ability to generate sufficient cash from operations to make distributions to our parent will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business, and other factors beyond our control.  In addition, our ability to make distributions to our parent is subject to restrictions in our various debt instruments.  For example, the indentures governing our notes generally limit the amount of “restricted payments,” including dividends, that we can make to an amount generally equal to 50% of our consolidated net income (as defined) since July 1, 2006, subject to satisfaction of certain other tests and certain exceptions.   Our credit agreement only permits dividends to fund debt service of our parent from a “cumulative credit” basket built from proceeds of equity, certain cash flow and certain other items.  In addition, the notes provide certain exceptions to this to permit additional dividends.  As described above, our ability to generate net income will depend upon various factors that may be beyond our control.  We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to our parent in amounts sufficient to allow it to pay cash interest on its debt.  If Verso Finance is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital.  We cannot assure you that our parent will be able to accomplish these actions on satisfactory terms, if at all.  A default under the Verso Finance term loans could result in a change of control under our other debt instruments and lead to an acceleration of all outstanding loans under our senior secured credit facility and our outstanding notes.

Based on our current and expected level of operations, we believe our cash flow from operations, available cash, and available borrowings under our senior secured revolving credit facility (or replacement facilities) will be adequate to meet our future liquidity needs for at least the next year.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our senior secured revolving credit facility matures in August 2012, our senior subordinated notes mature in 2016, our second-lien floating rate notes mature in 2014 and our parent’s term loan matures in 2013.  On February 17, 2012, we obtained $100.0 million of commitments with respect to the syndication of a new accounts receivable securitization facility and approximately $55.0 million of commitments to provide a new and/or extended revolving facility under our existing senior secured revolving credit facility.  The terms and conditions of our existing revolving credit facility remain in full force and effect and have not been altered by these new commitments.  We may also explore additional steps to raise liquidity including potential dispositions of non-core assets. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, and our outstanding notes, on commercially reasonable terms or at all.  If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.  We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Our business is highly competitive.  Competition is based largely on price.  We compete with foreign producers, some of which are lower cost producers than we are or are subsidized by governments.  We also face competition from numerous North American coated and supercalendered paper manufacturers.  Some of our competitors have advantages over us, including lower raw material and labor costs and fewer environmental and governmental regulations to comply with than we do.  One of our competitors is restructuring through bankruptcy proceedings and it is not possible to predict whether such restructuring will have any effect on competition (such as reduced costs for our competitor).  Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

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

We purchase energy, wood fiber, market pulp, chemicals, and other raw materials from third parties.  We may experience shortages of energy supplies or raw materials or be forced to seek alternative sources of supply.  If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all.  The prices for energy and many of our raw materials, especially petroleum-based chemicals, have recently been volatile and are expected to remain volatile for the foreseeable future.  Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage and cost increase, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need to operate our business at favorable prices, if at all.  In addition, certain specialty chemicals that we purchase are available only from a small number of suppliers.  If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain such chemicals at favorable prices, if at all.

The supply of energy or raw materials may be adversely affected by, among other things, natural disasters or an outbreak or escalation of hostilities between the United States and any foreign power.  For example, wood fiber is a commodity and prices historically have been cyclical.  The primary source for wood fiber is timber.  Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States.  In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups, litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires and campaigns or other measures by environmental activists also could affect timber supplies.  The availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice and wind storms, droughts, floods, and other natural and man-made causes.  Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased our costs.  Any significant shortage or significant increase in our energy or raw material costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition, and results of operations.  Any disruption in the supply of energy or raw materials also could affect our ability to meet customer demand in a timely manner and could harm our reputation.  Furthermore, we may be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility.

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

Our largest customers, Quad/Graphics, Inc. and xpedx, and their respective affiliates, accounted for approximately 10% and 9%, respectively, of our net sales in 2011.  In 2011, our ten largest customers (including Quad/Graphics, Inc. and xpedx, and their respective affiliates) accounted for approximately 53% of our net sales, while our ten largest end-users accounted for approximately 26% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition, and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.

We may not realize certain productivity enhancements or improvements in costs.

As part of our business strategy, we are in the process of identifying opportunities to improve profitability by reducing costs and enhancing productivity.  For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs, and control overhead.  We will continue to utilize the process improvement program to drive further cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months. Any cost savings or productivity enhancements that we realize from such efforts may differ materially from our estimates.  In addition, any cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel.  We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

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

A large percentage of our employees are unionized.  Wage and benefit increases and work stoppages and slowdowns by our unionized employees may have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2011, approximately 30%, of our employees were represented by labor unions at two of our mills.  As of December 5, 2011, three new collective bargaining agreements with the labor unions were ratified and implemented at the two sites. These new agreements were effective retroactive to May 1, 2011, and will expire on April 30, 2015.  We may become subject to material cost increases or additional work rules imposed by agreements with labor unions.  This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future.  Any of these factors could negatively affect our business, financial condition, and results of operations.

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

We are subject to a wide range of federal, state, regional, and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, and site remediation.  Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities.  In addition, we handle and dispose of wastes arising from our mill operations and operate a number of on-site landfills to handle that waste.  We maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for these landfill operations.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.  Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, wastes.  The 2006 acquisition agreement with International Paper contains an environmental indemnity, subject to certain limitations, for former properties and former off-site shipments related to the business during the time it was owned by International Paper, as well as certain other limited environmental liabilities.  There can be no assurance that International Paper will perform under any of its environmental indemnity obligations, and its failure to do so could have a material adverse effect on our financial condition and results of operations.  We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including due to human exposure to hazardous substances.  Increasingly stringent or new environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

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

On December 2, 2011, the EPA issued proposed amendments to its "National Emissions Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters."  The rule, referred to as the “Boiler MACT” rule, governs emissions of air toxics from boilers and process heaters at industrial facilities.  Certain of our boilers may be subject to the new rule.  If they are, we may be required to limit our emissions and/or install additional pollution controls.  In addition, on December 27, 2011, the EPA published its proposed "National Emissions Standards for Hazardous Air Pollutants from the Pulp and Paper Industry," which is likewise a MACT standard that specifically governs emissions of air toxics from pulp and paper facilities.  Whether or not additional measures will be required to comply with these rules, and the cost of any such compliance, is unclear at this time because such rules have not been finalized or are under reconsideration.  However, compliance costs could be material and have an adverse effect on our business, financial condition and results of operations.

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

Although the lenders under our revolving credit facility are well-diversified, totaling 14 lenders at December 31, 2011, there can be no assurance that deterioration in the credit markets or overall economy will not affect the ability of our lenders to meet their funding commitments.  If a lender fails to honor its commitment under the revolving credit facility, that portion of the credit facility will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender.

Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under our revolving credit facility or among its lenders were to occur.

Our common stock may cease to be listed on the New York Stock Exchange

Our common stock is currently listed on the New York Stock Exchange, or “NYSE,” under the symbol “VRS.”  We may not be able to meet the continued listing requirements of the NYSE, which has notified us that we have fallen below the NYSE’s continued listing standard relating to market capitalization.  Our common stock continues to be traded on the NYSE, subject to our compliance with other NYSE continued listing requirements.  Under the applicable NYSE rules, we have submitted a plan demonstrating our ability to achieve compliance with the market capitalization standard by June 21, 2013.  If we are unable to satisfy the requirements of the NYSE for continued listing, our common stock would be subject to delisting. Any delisting could have a material adverse effect on our share price which, among other things, could cause a downgrade in our debt ratings potentially resulting in increased interest and other financial expenses related to future borrowings, and could further restrict our access to additional capital or trade credit.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters is located in Memphis, Tennessee.  We own four mills located in Maine, Michigan, and Minnesota at which we operate 9 paper machines.  We own five hydroelectric dams, of which four provide hydroelectric power to our Androscoggin mill and the fifth services our Sartell mill.  We also own 15 and lease two woodyards for the purpose of storage and loading of forest products, and we lease a number of sales offices.  In addition, we own and lease 27,000 acres of hybrid poplar woodlands located near Alexandria, Minnesota.

Our headquarters and material facilities as of December 31, 2011, are shown in the following table:

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “VRS.”  The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the indicated periods:

	High	Low
2011
First quarter	$6.37	$3.43
Second quarter	5.44	2.51
Third quarter	3.16	1.65
Fourth quarter	1.95	0.85
2010
First quarter	$3.96	$2.64
Second quarter	5.76	2.29
Third quarter	3.23	2.05
Fourth quarter	4.03	2.80

Holders

As of February 29, 2012, there were 20 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2011.

Number of securities
	Number of	Weighted-	remaining available
	securities to be	average	for future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,781,499	$3.90	1,909,834
Equity compensation plans not approved by security holders	-	-	-
Total	1,781,499	$3.90	1,909,834

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local, and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  There were no shares of restricted stock repurchased to meet participants’ tax withholding obligations during the fourth quarter of 2011.

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

The selected historical financial data for Verso Paper as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, have been derived from the audited consolidated (2011, 2010, 2009, and 2008) and combined (2007) financial statements of Verso Paper.  The selected historical financial data for Verso Holdings as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, have been derived from the audited consolidated financial statements of Verso Holdings.  The audited consolidated financial statements of Verso Paper and Verso Holdings as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009, are included elsewhere in this annual report.

	VERSO PAPER
	Consolidated				Combined
(Dollars and tons in millions except	Year Ended December 31,
per share amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$1,722.5	$1,605.3	$1,360.9	$1,766.8	$1,628.8
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,460.3	1,410.8	1,242.7	1,463.2	1,403.0
Depreciation, amortization, and depletion	125.3	127.4	132.7	134.5	123.2
Selling, general, and administrative expenses	78.0	71.0	61.9	79.7	53.2
Goodwill impairment	18.7	-	-	-	-
Restructuring and other charges	24.5	-	1.0	27.4	19.4
Total operating expenses	1,706.8	1,609.2	1,438.3	1,704.8	1,598.8
Operating income (loss)	15.7	(3.9)	(77.4)	62.0	30.0
Interest income	(0.1)	(0.1)	(0.3)	(0.8)	(1.5)
Interest expense	126.6	128.1	123.4	125.6	143.0
Other income, net(1)	26.1	(0.9)	(307.3)	-	-
Income (loss) before income taxes	(136.9)	(131.0)	106.8	(62.8)	(111.5)
Income tax expense	0.2	0.1	0.8	-	-
Net income (loss)	$(137.1)	$(131.1)	$106.0	$(62.8)	$(111.5)
Per Share Data:
Earnings (loss) per share:
Basic	$(2.61)	$(2.50)	$2.03	$(1.35)	$(2.93)
Diluted	(2.61)	(2.50)	2.03	(1.35)	(2.93)
Weighted average common shares outstanding
(in thousands):
Basic	52,595	52,445	52,138	46,691	38,047
Diluted	52,595	52,445	52,153	46,691	38,047
Statement of Cash Flows Data:
Cash provided by operating activities	$14.5	$73.5	$177.2	$54.1	$15.0
Cash used in investing activities	(66.2)	(98.3)	(34.1)	(81.3)	(69.1)
Cash provided by (used in) financing activities	(6.2)	25.5	(110.5)	88.2	0.2
Other Financial and Operating Data:
EBITDA(2)	$114.9	$124.4	$362.6	$196.5	$153.2
Capital expenditures	(90.3)	(73.6)	(34.2)	(81.4)	(70.9)
Total tons sold	2,023.4	2,063.6	1,724.5	1,952.7	2,096.3
Balance Sheet Data:
Working capital(3)	$142.6	$162.4	$210.6	$151.9	$87.2
Property, plant and equipment, net	934.7	972.7	1,022.6	1,116.0	1,160.2
Total assets	1,421.5	1,516.1	1,572.7	1,636.4	1,603.5
Total debt	1,262.5	1,228.6	1,192.4	1,357.7	1,419.6
Total equity (deficit)	(153.9)	(6.8)	125.3	(10.0)	(75.1)
(1)
Other income was $307.3 million for the year ended December 31, 2009, which includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in net gains related to the early retirement of debt.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.  However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP.  The following table reconciles net income (loss) to EBITDA for the periods presented:

	VERSO PAPER
	Consolidated				Combined
	Year Ended December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(137.1)	$(131.1)	$106.0	$(62.8)	$(111.5)
Income tax expense	0.2	0.1	0.8	-	-
Interest expense, net	126.5	128.0	123.1	124.8	141.5
Depreciation, amortization, and depletion	125.3	127.4	132.7	134.5	123.2
EBITDA	$114.9	$124.4	$362.6	$196.5	$153.2
(3)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars and tons in millions)	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$1,722.5	$1,605.3	$1,360.9	$1,766.8	$1,628.8
Costs and expenses:
Cost of products sold - (exclusive of depreciation,
amortization, and depletion)	1,460.3	1,410.8	1,242.7	1,462.3	1,403.2
Depreciation, amortization, and depletion	125.3	127.4	132.7	134.4	123.1
Selling, general, and administrative expenses	78.0	70.9	61.7	79.4	52.0
Goodwill impairment	10.5	-	-	-	-
Restructuring and other charges	24.5	-	1.0	27.4	19.4
Total operating expenses	1,698.6	1,609.1	1,438.1	1,703.5	1,597.7
Operating income (loss)	23.9	(3.8)	(77.2)	63.3	31.1
Interest income	(1.6)	(0.1)	(0.2)	(0.8)	(1.5)
Interest expense	122.2	122.5	116.1	103.2	113.9
Other income, net(1)	25.8	(0.7)	(273.8)	-	-
Net income (loss)	$(122.5)	$(125.5)	$80.7	$(39.1)	$(81.3)
Statement of Cash Flows Data:
Cash provided by operating activities	$14.6	$75.8	$180.1	$74.9	$38.8
Cash used in investing activities	(66.2)	(98.3)	(34.1)	(80.3)	(67.8)
Cash provided by (used in) financing activities	(6.3)	25.4	(115.8)	66.4	(24.9)
Other Financial and Operating Data:
EBITDA(2)	$123.4	$124.3	$329.3	$197.7	$154.2
Capital expenditures	(90.3)	(73.6)	(34.2)	(80.4)	(69.6)
Total tons sold	2,023.4	2,063.6	1,724.5	1,952.7	2,096.3
Balance Sheet Data:
Working capital(3)	$142.9	$162.3	$210.4	$156.3	$95.6
Property, plant, and equipment, net	934.7	972.7	1,022.6	1,115.7	1,159.9
Total assets	1,444.4	1,530.5	1,560.3	1,614.1	1,577.0
Total debt	1,201.1	1,172.7	1,118.3	1,245.7	1,156.4
Total equity (deficit)	(61.2)	71.4	198.0	91.7	174.9
(1)
Other income was $273.8 million for the year ended December 31, 2009, which includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $31.3 million in net gains related to the early retirement of debt.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP.  The following table reconciles net income (loss) to EBITDA for the periods presented:

	VERSO HOLDINGS Consolidated
	Year Ended December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(122.5)	$(125.5)	$80.7	$(39.1)	$(81.3)
Interest expense, net	120.6	122.4	115.9	102.4	112.4
Depreciation, amortization, and depletion	125.3	127.4	132.7	134.4	123.1
EBITDA	$123.4	$124.3	$329.3	$197.7	$154.2
(3)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

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

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.  Our average coated paper prices declined from 2008 through the first quarter of 2010.  While our average coated paper prices climbed modestly beginning in the second quarter of 2010 through the third quarter of 2011, they have recently declined again.  Prices may not improve, and we do not expect prices in 2012 to return to the levels they were at in 2008 before they declined.  Recent industry forecasts have predicted that prices for both coated freesheet and coated groundwood will decline in the first quarter of 2012.

We are primarily focused on serving two end-user segments: catalogs and magazines.  In 2011, we believe we were a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with changes in the GDP of the United States – they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 125 customers which comprise approximately 700 end-user accounts.  In 2011, Quad/Graphics, Inc. and xpedx, and their respective affiliates, accounted for approximately 10% and 9%, respectively, of our total net sales.

Our historical results include specialty papers that we manufacture for Thilmany, LLC, or “Thilmany,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Thilmany, these products are sold to Thilmany at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Thilmany totaled $39.5 million, $37.8 million, and $39.0 million, in 2011, 2010, and 2009, respectively.

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

Energy.  We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, hydroelectric facilities, chemicals from our pulping process, our own steam recovery boilers and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future and our energy costs to increase in a high energy cost environment.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.  In January 2012, we completed a $45 million renewable energy project at our mill in Quinnesec, Michigan.  The project is delivering 28 megawatts of additional green energy for consumption within the mill, which is equivalent to the amount of electricity consumed by 21,000 homes in a year.

Labor .  Labor costs include wages, salary, and benefit expenses attributable to our mill personnel.  Mill employees at a non-managerial level are compensated on an hourly basis.  Management employees at our mills are compensated on a salaried basis.  Wages, salary, and benefit expenses included in cost of sales do not vary significantly over the short term.  In addition, we have not experienced significant labor shortages.

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

During the fiscal quarter ended September 30, 2011, based on a combination of factors, including the difficult market conditions which have resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs which have challenged the profitability of our products, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis as of September 30, 2011.  Based on Verso Paper’s deficit equity position, we were required to perform step two of the fair-value-based goodwill impairment analysis.  Due to the complexities of the step two analysis which involves an allocation of the fair value, management was unable to make a good faith estimate of the impairment during the third quarter of 2011.  Upon finalizing our analysis during the fourth quarter of 2011, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  We have no goodwill remaining as of December 31, 2011.

Management believes that the accounting estimates associated with determining fair value as part of an impairment analysis are critical accounting estimates because estimates and assumptions are made about our future performance and cash flows.  The estimated fair value is generally determined on the basis of discounted future cash flows.  We also consider a market-based approach and a combination of both.  While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

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

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations and environmental costs and obligations, involves the use of critical estimates, assumptions, and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events will not differ from management’s assessments.

Recent Accounting Developments

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter of 2012.  In December 2011, the Financial Accounting Standards Board, or “FASB,” issued ASU No. 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments. The adoption of the remaining guidance provided in ASU No. 2011-05 will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary.  Under the new guidance, entities will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value.  If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test prescribed by current accounting principles must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed by us beginning January 1, 2012.  Earlier adoption is permitted.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

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

Other new accounting pronouncements issued but not effective until after December 31, 2011, are not expected to have a significant effect on our consolidated financial statements.

Financial Overview

In 2011 net sales increased 7.3%, or $117.2 million, as sales prices improved while sales volume decreased compared to 2010.  The average sales price for all of our products increased 9.4% compared to 2010 but began to level off by the end of 2011 as sales prices for the fourth quarter of 2011 decreased 1.0% from the third quarter of 2011.  Sales volume was down 2.0% in 2011 compared to 2010, primarily due to lower sales volume during the first half of the year, while fourth quarter sales volume increased 6.2% compared to the fourth quarter of 2010 and remained level with the seasonally strong third quarter of 2011.  Our gross margin increased to 15.2% in 2011 from 12.1% in 2010, reflecting the increase in sales prices.

Verso Paper’s Adjusted EBITDA (before the pro forma effects of the profitability program) was $202.5 million in 2011 compared to $132.1 million in 2010.  (Note: EBITDA and Adjusted EBITDA are non-GAAP financial measures and are defined and reconciled to cash flows from operating activities later in this report).  EBITDA adjustments (excluding the pro forma effect of the profitability program) of $87.6 million in 2011 included restructuring charges of $24.5 million, net losses of $26.1 million related to the early retirement of debt in connection with our debt refinancing, goodwill impairment of $18.7 million, and $7.5 million of losses recognized due to the de-designation of certain energy-related derivative contracts.  EBITDA adjustments (excluding the pro forma effect of the profitability program) of $7.7 million in 2010 were primarily related to new product development.

In 2011 Verso Paper reported a net loss of $137.1 million, or $2.61 per diluted share, and operating income of $15.7 million.  Impacting the results for 2011 were the restructuring costs associated with the shutdown of three paper machines, losses related to debt refinancing, goodwill impairment, and unrealized losses on hedging transactions.  In 2010 Verso Paper reported a net loss of $131.1 million, or $2.50 per diluted share, and an operating loss of $3.9 million.

During 2011 we permanently shut down the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota, thereby reducing our annual production capacity by 193,000 tons.  In conjunction with these closures, the Bucksport mill’s workforce was reduced by approximately 125 employees and the Sartell mill’s workforce was reduced by approximately 175 employees.  The paper machine shutdowns resulted in charges of $24.5 million in the fourth quarter of 2011, of which approximately $10 million is expected to be cash expenditures in the first quarter of 2012.  Additionally, Verso Paper and Verso Holdings recognized goodwill impairment charges of $18.7 million and $10.5 million, respectively, which represent a write-off of the full balance of goodwill.

We continue to develop and execute our renewable energy strategy.  All of our previously announced energy projects are on schedule and are expected to be completed by the fourth quarter of 2012.  In January 2012, we completed a $45 million renewable energy project at our mill in Quinnesec, Michigan.  The project is delivering 28 megawatts of additional green energy for consumption within the mill, which is equivalent to the amount of electricity consumed by 21,000 homes in a year.  We expect to realize a total positive annual EBITDA impact of approximately $50 million when all the projects are completed.  Our capital expenditures increased to $90.3 million in 2011 compared to $73.6 million in 2010, reflecting our investment in these projects.  Approximately $24.8 million of the capital expenditures in 2011 were funded from cash restricted for use on the Quinnesec renewable energy project.

Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2011, 2010, and 2009.  Cost of sales in the following table and discussion includes the cost of products sold and depreciation, amortization, and depletion.  The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Net sales	$1,722,489	$1,605,316	$1,360,854	$1,722,489	$1,605,316	$1,360,854
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,460,290	1,410,770	1,242,743	1,460,290	1,410,770	1,242,743
Depreciation, amortization, and depletion	125,295	127,367	132,682	125,295	127,367	132,682
Selling, general, and administrative expenses	78,059	71,043	61,889	78,007	70,989	61,655
Goodwill impairment	18,695	-	-	10,551	-
Restructuring and other charges	24,464	-	979	24,464	-	979
Total operating expenses	1,706,803	1,609,180	1,438,293	1,698,607	1,609,126	1,438,059
Operating income (loss)	15,686	(3,864)	(77,439)	23,882	(3,810)	(77,205)
Interest income	(99)	(120)	(246)	(1,614)	(124)	(241)
Interest expense	126,607	128,077	123,365	122,213	122,528	116,130
Other (income) loss, net	26,042	(884)	(307,307)	25,812	(734)	(273,796)
Income (loss) before income taxes	(136,864)	(130,937)	106,749	(122,529)	(125,480)	80,702
Income tax expense	197	145	746	-	-	-
Net income (loss)	$(137,061)	$(131,082)	$106,003	$(122,529)	$(125,480)	$80,702

2011 Compared to 2010

Net Sales.  Net sales for 2011 increased 7.3% to $1,722.5 million from $1,605.3 million, as the average sales price for all of our products increased 9.4%, reflecting price increases implemented during 2010 and at the beginning of the second quarter of 2011.  This positive impact was partially offset by a 2.0% decline in total sales volume during 2011 compared to 2010.

Net sales for our coated and supercalendered papers segment increased 7.9% to $1,418.8 million in 2011 from $1,315.0 million in 2010.  This improvement reflects a 10.7% increase in the average paper sales price per ton in 2011 while paper sales volume decreased 2.5% in 2011 compared to 2010.

Net sales for our market pulp segment decreased 9.0% to $150.1 million in 2011 from $164.9 million in 2010, reflecting a 6.0% decrease in the average sales price per ton combined with a 3.2% decrease in sales volume compared to 2010.

Net sales for our other segment increased 22.5% to $153.6 million in 2011 from $125.4 million in 2010.  The improvement in 2011 is due to a 14.9% increase in the average sales price per ton combined with a 6.6% increase in sales volume in 2011 compared to 2010.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,585.6 million in 2011 compared to $1,538.2 million in 2010.  Our gross margin, excluding depreciation, amortization, and depletion, was 15.2% for 2011 compared to 12.1% for 2010, reflecting higher average sales prices during 2011.  Depreciation, amortization, and depletion expenses were $125.3 million for 2011, compared to $127.4 million for 2010.

Selling, general, and administrative.  Selling, general, and administrative expenses were $78.0 million for both Verso Paper and Verso Holdings in 2011 compared to $71.0 million and 70.9 million, respectively, in 2010, primarily due to inflation of personnel related costs and certain non-recurring costs including professional fees and severance.

Goodwill impairment. In 2011 Verso Paper and Verso Holdings recognized goodwill impairment charges of $18.7 million and $10.5 million, respectively, which represent a write-off of the full balance of goodwill.

Restructuring and other charges.  Restructuring and other charges of $24.5 million in 2011 reflect the permanent shut down of the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota.  These charges include $15.0 million of severance and benefit costs, $7.1 million of accelerated depreciation, and $2.3 million due to write-off of spare parts and inventory.

Interest expense. Interest expense for Verso Paper was $126.6 million in 2011, compared to $128.1 million in 2010.  Interest expense for Verso Holdings was $122.2 million in 2011 compared to $122.5 million in 2010.

Other (income) loss, net.  In 2011 Verso Paper had other losses, net of $26.1 million and Verso Holdings had other losses, net of $25.8 million for Verso Holdings compared to other income, net of $0.9 million and $0.7 million for Verso Paper and Verso Holdings, respectively, in 2010.  Included in the results for 2011 were $26.1 million in pre-tax net losses related to the early retirement of debt in connection with our debt refinancing.

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

Other (income) loss, net.  Other income, net was $0.9 million for Verso Paper and $0.7 million for Verso Holdings in 2010 compared to $307.3 million and $273.8 million for Verso Paper and Verso Holdings, respectively, in 2009.  Included in the results for 2009 were $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures.  Additionally, Verso Paper and Verso Holdings recognized $64.8 million and $31.3 million, respectively, in net gains related to the early retirement of debt.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as one criterion for evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.  Adjusted EBITDA is EBITDA further adjusted to exclude unusual items and other pro forma adjustments permitted in calculating covenant compliance under the indentures governing our notes.  Adjusted EBITDA aligns the mark-to-market impact of economic hedge contracts used to hedge a portion of future natural gas purchases with the period in which they settle and reflects the amount of net cost savings projected to be realized as a result of specified activities taken during the preceding 12-month period.  We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors to demonstrate our compliance with our financial covenants.  We also believe that Adjusted EBITDA is a useful liquidity measurement tool for assessing our ability to meet our future debt service, capital expenditures, and working capital requirements.

However, EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for or superior to, our operating or net income or cash flows from operating activities, determined in accordance with U.S. GAAP.

The following table reconciles cash flows from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Verso Paper
	Year Ended December 31,
(Dollars in millions)	2011	2010	2009
Cash flows from operating activities	$14.5	$73.5	$177.2
Income tax expense	0.2	0.1	0.8
Amortization of debt issuance costs	(5.4)	(5.7)	(5.8)
Accretion of discount on long-term debt	(4.1)	(3.7)	(2.1)
Loss (gain) on early extinguishment of debt, net	(26.1)	0.3	64.8
Goodwill impairment	(18.7)	-	-
Equity award expense	(2.4)	(1.7)	(0.6)
Interest income	(0.1)	(0.1)	(0.3)
Interest expense	126.6	128.1	123.4
Other, net	(1.3)	4.7	(28.4)
Changes in assets and liabilities, net	31.7	(71.1)	33.6
EBITDA	114.9	124.4	362.6
Alternative fuel tax credit(1)	-	-	(238.9)
Loss (gain) on early extinguishment of debt, net(2)	26.1	(0.3)	(64.8)
Goodwill impairment(3)	18.7	-	-
Restructuring and other charges(4)	24.5	-	1.0
Hedge losses(5)	7.5	-	-
Equity award expense(6)	2.4	1.7	0.6
Other items, net(7)	8.4	6.3	16.2
Adjusted EBITDA before pro forma effects of profitability program	202.5	132.1	76.7
Pro forma effects of profitability program(8)	68.3	55.9	50.5
Adjusted EBITDA	$270.8	$188.0	$127.2
(1)	Represents earnings from thte federal government's program which provides incentives for the use of alternative fuels.
(2)	Represents net losses (gains) recognized from the early extinguishment of debt, net of hedge results.
(3)	Represents impairment of goodwill allocated to the coated and supercalendered paper segment.
(4)	Represents costs associated with the shut-down of three paper machines in 2011 and transition costs related to the Acquisition in 2009.
(5)	Represents losses recognized due to the de-designation of certain energy-related derivative contracts.
(6)	Restructuring includes transition and other non-recurring costs associated with the Acquisition as per our financial statements.
(6)	Represents amortization of non-cash incentive compensation.
(7)	Represents earnings adjustments for product development costs and other miscellaneous non-recurring items.
(8)	Represents cost savings expected to be realized as part of our cost savings program.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of December 31, 2011, $159.2 million was available for future borrowing under our revolving credit facility.  Our current revolving credit facility matures in August 2012, but we have obtained $100 million of commitments for a new accounts receivable securitization facility and $55 million of commitments to provide a new, and/or extend our existing, revolving credit facility.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility (including any replacement facilities) in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program, which it expects to yield an additional $68 million in cost reductions and continues to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Net cash provided by (used in):
Operating activities	$14,511	$73,480	$177,156	$14,562	$75,821	$180,135
Investing activities	(66,205)	(98,266)	(34,133)	(66,205)	(98,266)	(34,133)
Financing activities	(6,217)	25,469	(110,468)	(6,268)	25,389	(115,760)
Net change in cash and cash equivalents	$(57,911)	$683	$32,555	$(57,911)	$2,944	$30,242

Operating activities.  In 2011, Verso Paper’s net cash provided by operating activities of $14.5 million reflects a net loss of $137.1 million adjusted for non-cash depreciation, amortization, depletion, and accretion and non-cash losses on early extinguishment of debt and goodwill impairment totaling $186.6 million and an increase in working capital of $40.5 million, which was primarily due to increases in inventory and accounts receivable.  Verso Paper’s net cash provided by operating activities of $73.5 million in 2010 was primarily attributable to a net loss of $131.1 million adjusted for non-cash depreciation, amortization, depletion, and accretion charges of $136.7 million and cash provided by improvements in working capital of $55.5 million.  Cash flows from working capital increased primarily due to planned reductions in inventory levels; increased accounts payable reflecting the higher sales volume in 2010; and higher accrued liabilities.  Verso Paper’s net cash provided by operating activities of $177.2 million in 2009 was primarily attributable to net income of $106.0 million combined with adjustments of $75.7 million for the impact of non-cash depreciation, amortization, depletion, and accretion charges net of non-cash gains on the early retirement of debt.  Net income in 2009 includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in non-cash gains on the early retirement of debt.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In 2011, Verso Paper’s net cash used in investing activities of $66.2 million reflects $90.3 million in capital expenditures net of $24.8 million in funds transferred from restricted cash for use on a renewable energy project at our mill in Quinnesec, Michigan.  This compares to $98.3 million of net cash used in investing activities in 2010, which included $73.6 million of capital expenditures and $25.1 million of cash transferred to restricted cash for the a renewable energy project.  In 2009, Verso Paper’s net cash used in investing activities of $34.1 million was primarily due to capital expenditures.  Management significantly reduced annual capital expenditures in 2009 in response to the uncertain economic environment.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In 2011, Verso Paper’s net cash used in financing activities was $6.2 million, reflecting cash payments of $390.0 million to repurchase long term debt and pay related fees and charges, net of $383.8 million in proceeds from the issuance of $396.0 million aggregate principal amount of second priority senior secured notes net of discount, underwriting fees and issuance costs. Verso Paper’s net cash provided by financing activities was $25.5 million for 2010, reflecting $26.2 million in proceeds from the issuance of $25.0 million in senior secured notes including premium and net of underwriting fees and issuance costs.  In 2009, Verso Paper’s net cash used in financing activities was $110.5 million, reflecting principal payments and debt repurchases of $306.8 million on long-term debt and $92.1 million in net payments on our revolving credit facility, partially offset by $288.6 million in proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs.  Verso Holdings’ financing cash flows are principally the same as those of Verso Paper.  However, in 2009, Verso Holdings’ principal payments and debt repurchases were $296.6 million on long-term debt.  Additionally, contributions of $12.5 million were made to Verso Finance One to accommodate additional repurchases of debt and $2.9 million of distributions were made to Verso Paper for general corporate purposes.

Indebtedness.  As of December 31, 2011, Verso Paper’s total indebtedness was $1,262.5 million, net of $13.4 million of unamortized discounts.  As of December 31, 2011, Verso Holdings’ total indebtedness was $1,201.1 million, net of $13.4 million of unamortized discounts.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $40.8 million in letters of credit issued and $159.2 million available for future borrowing as of December 31, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

On February 17, 2012, we obtained $100.0 million of commitments with respect to the syndication of a new accounts receivable securitization facility and approximately $55.0 million of commitments to provide a new and/or extended revolving facility under our existing senior secured revolving credit facility. The accounts receivable facility will bear interest at an initial rate of LIBOR plus 2.00% and the revolving facility will bear interest at an initial rate of LIBOR plus 4.50%.  The terms and conditions of our existing revolving credit facility remain in full force and effect and have not been altered by these new commitments.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of December 31, 2011, Verso Holdings had repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of December 31, 2011, the interest rate on the notes was 4.18% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

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

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $84.7 million outstanding on its senior unsecured term loan as of December 31, 2011.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of December 31, 2011, the weighted-average interest rate on the loan was 6.83% per year.  Verso Finance elected to exercise the PIK option for $5.5 million, $5.1 million, and $8.9 million of interest payments due 2011, 2010, and 2009, respectively.  The loan matures on February 1, 2013.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund”, a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance pursuant to  a 6.5% loan due December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

As a holding company, Verso Paper’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso Paper’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso Paper’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso Paper’s subsidiaries are not obligated to make funds available to it.  The terms of the revolving credit facility and the indentures governing the outstanding notes of Verso Paper’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Verso Paper.  Furthermore, Verso Paper’s subsidiaries are permitted under the terms of the revolving credit facility and the indentures to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso Paper.  Although the terms of the debt agreements of Verso Paper’s subsidiaries do not restrict its operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso Paper with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings under our revolving credit facility.  Such repurchases are dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of December 31, 2011, we were in compliance in all material respects with the covenants in our debt agreements.

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

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2011. Commercial commitments include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Verso Paper Holdings LLC
Long-term debt(1)	$1,704.7	$114.0	$699.2	$423.3	$468.2
Operating leases	19.7	6.9	8.7	2.4	1.7
Purchase obligations(2)	624.4	130.4	198.4	127.1	168.5
Other long-term liabilities(3)	28.6	0.2	4.8	0.6	23.0
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	67.2	1.5	3.0	3.0	59.7
Total contractual obligations for Verso Paper Holdings LLC	2,444.6	253.0	914.1	556.4	721.1
Long-term debt for Verso Paper Finance Holdings LLC	158.3	7.4	88.2	3.0	59.7
Eliminate loans from affiliates	(134.4)	(3.0)	(6.0)	(6.0)	(119.4)
Total contractual obligations for Verso Paper Corp.	$2,468.5	$257.4	$996.3	$553.4	$661.4
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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 125 customers.  In 2011, Quad/Graphics, Inc. and xpedx, and their respective affiliates, accounted for approximately 10% and 9%, respectively, of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of December 31, 2011.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of December 31, 2011, would increase annual interest expense by $2.6 million (of which $0.8 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of December 31, 2011, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of December 31, 2011, we had net unrealized losses of $12.3 million on open commodity contracts with maturities of one to twenty-three months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.7 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Off-Balance Sheet Arrangements

None.

Item 8.  Financial Statements and Supplementary Data

Verso Paper Corp.
Verso Paper Holdings LLC

Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010, and 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER CORP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Corp.’s internal control over financial reporting as of December 31, 2011, based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Corp.’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Corp.’s internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Corp.’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER HOLDINGS LLC

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2011, based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Holdings LLC’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Holdings LLC’s internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the accompanying consolidated balance sheets of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2012

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the internal control over financial reporting of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 5, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2012

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the accompanying consolidated balance sheets of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2011 and 2010, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2012

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the internal control over financial reporting of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 5, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2012

CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$94,869	$152,780	$94,795	$152,706
Accounts receivable, net	128,086	107,008	128,213	107,012
Inventories	166,876	142,516	166,876	142,516
Prepaid expenses and other assets	3,239	3,806	3,238	3,792
Total current assets	393,070	406,110	393,122	406,026
Property, plant, and equipment, net	934,699	972,711	934,699	972,711
Reforestation	13,671	13,826	13,671	13,826
Intangibles and other assets, net	80,035	104,795	102,950	127,350
Goodwill	-	18,695	-	10,551
Total assets	$1,421,475	$1,516,137	$1,444,442	$1,530,464

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,683	$123,874	$110,589	$124,774
Accrued liabilities	140,756	119,810	139,682	118,923
Total current liabilities	250,439	243,684	250,271	243,697
Long-term debt	1,262,459	1,228,611	1,201,077	1,172,736
Other liabilities	62,465	50,648	54,278	42,614
Total liabilities	1,575,363	1,522,943	1,505,626	1,459,047
Commitments and contingencies (Note 18)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,630,965 shares issued and 52,605,314 outstanding on
December 31, 2011, and 52,467,101 shares issued and outstanding
on December 31, 2010)	526	525	n/a	n/a
Treasury stock -- at cost (25,651 shares on December 31, 2011)	(53)	-	n/a	n/a
Paid-in-capital	216,485	214,050	321,110	318,690
Retained deficit	(342,188)	(205,127)	(353,636)	(231,019)
Accumulated other comprehensive loss	(28,658)	(16,254)	(28,658)	(16,254)
Total (deficit) equity	(153,888)	(6,806)	(61,184)	71,417
Total liabilities and equity	$1,421,475	$1,516,137	$1,444,442	$1,530,464

Included in the balance sheet line items above are related-party balances as follows (Note 15):
Accounts receivable	$9,890	$12,248	$10,016	$12,248
Intangibles and other assets, net	-	-	23,305	23,305
Accounts payable	743	808	743	808
Accrued liabilities	-	-	126	-
Long-term debt	-	-	23,305	23,305

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009	2011	2010	2009
Net sales	$1,722,489	$1,605,316	$1,360,854	$1,722,489	$1,605,316	$1,360,854
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,460,290	1,410,770	1,242,743	1,460,290	1,410,770	1,242,743
Depreciation, amortization, and depletion	125,295	127,367	132,682	125,295	127,367	132,682
Selling, general, and administrative expenses	78,059	71,043	61,889	78,007	70,989	61,655
Goodwill impairment	18,695	-	-	10,551	-	-
Restructuring and other charges	24,464	-	979	24,464	-	979
Total operating expenses	1,706,803	1,609,180	1,438,293	1,698,607	1,609,126	1,438,059
Operating income (loss)	15,686	(3,864)	(77,439)	23,882	(3,810)	(77,205)
Interest income	(99)	(120)	(246)	(1,614)	(124)	(241)
Interest expense	126,607	128,077	123,365	122,213	122,528	116,130
Other (income) loss, net	26,042	(884)	(307,307)	25,812	(734)	(273,796)
Income (loss) before income taxes	(136,864)	(130,937)	106,749	(122,529)	(125,480)	80,702
Income tax expense	197	145	746	-	-	-
Net income (loss)	$(137,061)	$(131,082)	$106,003	$(122,529)	$(125,480)	$80,702
Earnings (loss) per common share
Basic	$(2.61)	$(2.50)	$2.03
Diluted	$(2.61)	$(2.50)	$2.03
Weighted average common shares
outstanding (in thousands)
Basic	52,595	52,445	52,138
Diluted	52,595	52,445	52,153
Included in the financial statement line
items above are related-party
transactions as follows (Notes 15):
Net sales	$157,961	$175,912	$138,760	$157,961	$175,912	$138,760
Purchases included in cost of products sold	6,983	6,213	4,625	6,983	6,213	4,625
Interest income	-	-	-	(1,515)	-	-
Interest expense	-	-	-	1,515	-	-

See notes to consolidated financial statements.

VERSO PAPER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

							Accumulated
							Other
							Comprehensive
	Common	Common	Treasury	Treasury	Paid-in-	Retained	Income	Total
(Dollars in thousands)	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2008	52,046	$520	-	$-	$211,752	$(180,048)	$(42,271)	$(10,047)
Net income	-	-	-	-	-	106,003	-	106,003
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $40.2 million
of net losses included in net income	-	-	-	-	-	-	27,773	27,773
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	-	-	(413)	(413)
Amortization of net loss and prior service cost	-	-	-	-	-	-	1,342	1,342
Total other comprehensive income	-	-	-	-	-	-	28,702	28,702
Comprehensive income	-	-	-	-	-	106,003	28,702	134,705
Common stock issued for restricted stock	328	4	-	-	(4)	-	-	-
Equity award expense	-	-	-	-	633	-	-	633
Balance - December 31, 2009	52,374	524	-	-	212,381	(74,045)	(13,569)	125,291
Net loss	-	-	-	-	-	(131,082)	-	(131,082)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $8.8 million
of net losses included in net loss	-	-	-	-	-	-	(725)	(725)
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	-	-	(3,834)	(3,834)
Amortization of net loss and prior service cost	-	-	-	-	-	-	1,874	1,874
Total other comprehensive loss	-	-	-	-	-	-	(2,685)	(2,685)
Comprehensive loss	-	-	-	-	-	(131,082)	(2,685)	(133,767)
Common stock issued for restricted stock	91	1	-	-	(1)	-	-	-
Stock option exercise	2	-	-	-	3	-	-	3
Equity award expense	-	-	-	-	1,667	-	-	1,667
Balance - December 31, 2010	52,467	525	-	-	214,050	(205,127)	(16,254)	(6,806)
Net loss	-	-	-	-	-	(137,061)	-	(137,061)
Other comprehensive income (loss):
Net unrealized losses on derivative financial
instruments, net of reclassification of $2.8 million
of net losses included in net loss	-	-	-	-	-	-	(2,327)	(2,327)
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	-	-	(12,079)	(12,079)
Amortization of net loss and prior service cost	-	-	-	-	-	-	2,002	2,002
Total other comprehensive loss	-	-	-	-	-	-	(12,404)	(12,404)
Comprehensive loss	-	-	-	-	-	(137,061)	(12,404)	(149,465)
Common stock issued for restricted stock, net	158	1	(26)	(53)	(1)	-	-	(53)
Stock option exercise	6	-	-	-	16	-	-	16
Equity award expense	-	-	-	-	2,420	-	-	2,420
Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)

See notes to consolidated financial statements.

VERSO PAPER HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

			Accumulated
			Other
			Comprehensive	Total
	Paid-in-	Retained	Income	Member's
(Dollars in thousands)	Capital	Deficit	(Loss)	Equity
Balance - December 31, 2008	$301,110	$(167,135)	$(42,271)	$91,704
Parent company contributions	15,281	(3,569)	-	11,712
Cash distributions	-	(15,459)	-	(15,459)
Net income	-	80,702	-	80,702
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $40.2 million of net losses included in net income	-	-	27,773	27,773
Defined benefit pension plan:
Pension liability adjustment	-	-	(413)	(413)
Amortization of net loss and prior service cost	-	-	1,342	1,342
Total other comprehensive loss	-	-	28,702	28,702
Comprehensive loss	-	80,702	28,702	109,404
Equity award expense	632	-	-	632
Balance - December 31, 2009	317,023	(105,461)	(13,569)	197,993
Cash distributions	-	(78)	-	(78)
Net loss	-	(125,480)	-	(125,480)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $8.8 million of net losses included in net loss	-	-	(725)	(725)
Defined benefit pension plan:
Pension liability adjustment	-	-	(3,834)	(3,834)
Amortization of net loss and prior service cost	-	-	1,874	1,874
Total other comprehensive income	-	-	(2,685)	(2,685)
Comprehensive income	-	(125,480)	(2,685)	(128,165)
Equity award expense	1,667	-	-	1,667
Balance - December 31, 2010	318,690	(231,019)	(16,254)	71,417
Cash distributions	-	(88)	-	(88)
Net loss	-	(122,529)	-	(122,529)
Other comprehensive income (loss):
Net unrealized losses on derivative financial instruments, net of
reclassification of $2.8 million of net losses included in net loss	-	-	(2,327)	(2,327)
Defined benefit pension plan:
Pension liability adjustment	-	-	(12,079)	(12,079)
Amortization of net loss and prior service cost	-	-	2,002	2,002
Total other comprehensive loss	-	-	(12,404)	(12,404)
Comprehensive loss	-	(122,529)	(12,404)	(134,933)
Equity award expense	2,420	-	-	2,420
Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(137,061)	$(131,082)	$106,003	$(122,529)	$(125,480)	$80,702
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization, and depletion	132,363	127,367	132,682	132,363	127,367	132,682
Amortization of debt issuance costs	5,396	5,650	5,748	5,036	5,290	5,264
Accretion of discount on long-term debt	4,101	3,721	2,081	4,101	3,721	2,081
Loss (gain) on early extinguishment of debt	26,091	(253)	(64,777)	26,091	(255)	(31,266)
Loss on disposal of fixed assets	323	3	533	323	3	533
Goodwill impairment	18,695	-	-	10,551	-	-
Equity award expense	2,420	1,667	633	2,420	1,667	632
Change in unrealized losses on derivatives, net	-	-	27,378	-	-	27,378
Other, net	(6,132)	(4,691)	533	(6,132)	(4,691)	532
Changes in assets and liabilities:
Accounts receivable	(21,078)	(2,746)	(21,725)	(21,201)	(2,723)	(21,752)
Inventories	(24,360)	19,885	27,855	(24,360)	19,885	27,855
Prepaid expenses and other assets	(787)	8,969	(18,270)	(801)	8,076	(17,363)
Accounts payable	(14,191)	20,621	(17,357)	(14,185)	23,778	(16,344)
Accrued liabilities	28,731	24,369	(4,161)	22,885	19,183	(10,799)
Net cash provided by operating activities	14,511	73,480	177,156	14,562	75,821	180,135
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	228	453	83	228	453	83
Transfers to restricted cash	23,839	(25,073)	-	23,839	(25,073)	-
Capital expenditures	(90,272)	(73,646)	(34,216)	(90,272)	(73,646)	(34,216)
Net cash used in investing activities	(66,205)	(98,266)	(34,133)	(66,205)	(98,266)	(34,133)
Cash Flows From Financing Activities:
Proceeds from long-term debt	394,618	27,438	352,838	394,618	27,438	352,837
Debt issuance costs	(10,800)	(1,971)	(10,270)	(10,800)	(1,971)	(10,270)
Repayments of long-term debt	(389,998)	-	(453,036)	(389,998)	-	(442,868)
Cash distributions	-	-	-	(88)	(78)	(15,459)
Acquisition of treasury stock	(53)	-	-	-	-	-
Proceeds from issuance of common stock	16	2	-	-	-	-
Net cash provided by (used in) financing activities	(6,217)	25,469	(110,468)	(6,268)	25,389	(115,760)
Change in cash and cash equivalents	(57,911)	683	32,555	(57,911)	2,944	30,242
Cash and cash equivalents at beginning of period	152,780	152,097	119,542	152,706	149,762	119,520
Cash and cash equivalents at end of period	$94,869	$152,780	$152,097	$94,795	$152,706	$149,762
Total interest paid	$115,651	$115,405	$90,713
Total income taxes paid (received)	(8)	(182)	1,759

See notes to consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011 AND 2010, AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance One” refers to Verso Paper Finance Holdings One LLC; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

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

Basis of Presentation —This report contains the financial statements of Verso Paper and Verso Holdings as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  All material intercompany balances and transactions are eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

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

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold in the accompanying consolidated statements of operations.  These costs, when included in the sales price charged for our products, are recognized in Net sales.

Planned Maintenance Costs — Maintenance costs for major planned maintenance shutdowns in excess of $0.5 million are deferred over the period in which the maintenance shutdowns occur and expensed ratably over the period until the next major planned shutdown, since we believe that operations benefit throughout that period from the maintenance work performed.  Other maintenance costs are expensed as incurred.

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

Equity Compensation — We account for equity awards in accordance with Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 718, Compensation – Stock Compensation.  ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

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

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the consolidated balance sheet (see also Note 3 and Note 5).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Interest cost of $3.7 million was capitalized in 2011, and $1.3 million was capitalized in 2010.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware	3 - 6
Leasehold improvements	Over the terms of the lease or the useful life of the improvements

Reforestation — Timberlands are stated at cost, including capitalized costs attributable to reforestation efforts (i.e., costs for site preparation, planting stock, labor, herbicide, fertilizer, and any other costs required to establish timber on land that was previously not forested).  From August 1, 2006 (date of Acquisition) through December 31, 2011, we have been primarily engaged in developing our hybrid poplar woodlands.  Costs attributable to timberlands are charged against income as trees are cut.  The rate charged will be determined annually based on the relationship of incurred costs to estimated current merchantable volume.

Goodwill and Intangible Assets — We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets primarily consist of trademarks, customer-related intangible assets, and patents obtained through business acquisitions.  The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not amortized.  Customer-related intangible assets are amortized over their estimated useful lives of approximately twenty-five years.  Patents are amortized over their remaining legal lives of ten years.  The impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment. The evaluation for goodwill impairment is performed by applying a two-step test.  The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than its carrying amount, goodwill is considered impaired and the loss is measured by performing step two, which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.  An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.  In 2011, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  We have no goodwill remaining as of December 31, 2011.

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

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances for sales to unaffiliated customers were approximately $113.2 million at December 31, 2011, compared to $87.2 million at December 31, 2010.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $0.9 million at December 31, 2011, compared to $0.8 million at December 31, 2010.  Bad debt expense was $0.2 million for each of the years ended December 31, 2011 and 2010, compared to $0.4 million for the year ended December 31, 2009.

Deferred Financing Costs — We capitalize costs incurred in connection with borrowings or establishment of credit facilities.  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the effective interest method.  In the case of early debt principal repayments, we adjust the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense.

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

On December 31, 2011, we had $0.8 million of restricted cash included in other assets in the accompanying consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Asset retirement obligations, January 1	$13,660	$13,300
Accretion expense	816	831
Settlement of existing liabilities	(1,625)	(1,278)
Adjustment to existing liabilities	(1,618)	807
Asset retirement obligations, December 31	$11,233	$13,660

In addition to the above obligations, we may be required to remove certain materials from our facilities, or to remediate in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to reasonably estimate any such potential obligations.  Accordingly, we will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Derivative Financial Instruments — Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value.  The effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in Accumulated other comprehensive loss.  Changes in the fair value of derivative financial instruments that are entered into as economic hedges are recognized in current earnings.  We use derivative financial instruments to manage our exposure to energy prices and interest rate risk.

Pension Benefits — Pension plans cover substantially all of our employees.  The defined benefit plan is funded in conformity with the funding requirements of applicable government regulations.  Prior service costs are amortized on a straight-line basis over the estimated remaining service periods of employees.  Certain employees are covered by defined contribution plans.  Our contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.  These plans are funded on a current basis.

Alternative Fuel Tax Credit — Until December 31, 2009, the United States government provided an excise tax credit to taxpayers for the use of alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that our operations at our Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  As a result of our use of an alternative fuel mixture containing “black liquor,” a byproduct of pulp production, at our Androscoggin and Quinnesec mills, we recognized $238.9 million of alternative fuel mixture tax credits in the year ended December 31, 2009, including approximately $10 million for claims pending at December 31, 2009.  The amount recognized in fiscal 2009 includes amounts received for claims for use of the alternative fuel mixture from September 2008 through December 2009.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.

2.    RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter of 2012.  In December 2011, the Financial Accounting Standards Board, or “FASB,” issued ASU No. 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments. The adoption of the remaining guidance provided in ASU No. 2011-05 will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

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

ASC Topic 350, Intangibles – Goodwill and Other. ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary.  Under the new guidance, an entity will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value.  If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test prescribed by current accounting principles must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed by us beginning January 1, 2012.  Earlier adoption is permitted.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

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

ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides clarifying guidance on how to measure fair value and additional disclosure requirements. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current GAAP.  ASU No. 2011-04 is effective for annual and interim periods beginning after December 15, 2011, which for us is January 1, 2012, and will not have a material impact on our consolidated financial statements.

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

Other new accounting pronouncements issued but not effective until after December 31, 2011, are not expected to have a significant effect on our consolidated financial statements.

3.    INVENTORIES

Inventories by major category included the following:

	December 31,
(Dollars in thousands)	2011	2010
Raw materials	$27,953	$27,709
Woodyard logs	5,931	3,863
Work-in-process	19,120	16,416
Finished goods	87,585	67,817
Replacement parts and other supplies	26,287	26,711
Inventories	$166,876	$142,516

4.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(Dollars in thousands)	2011	2010
Land and land improvements	$37,101	$37,346
Building and leasehold improvements	188,201	181,985
Machinery, equipment, and other	1,330,275	1,244,153
Construction-in-progress	31,955	38,640
Property, plant, and equipment, gross	1,587,532	1,502,124
Accumulated depreciation	(652,833)	(529,413)
Property, plant, and equipment, net	$934,699	$972,711

Depreciation expense for the year ended December 31, 2011 was $130.5 million.  This includes $7.1 million of accelerated depreciation of property, plant, and equipment over a reduced remaining useful life due to the permanent shutdown of three paper machines, which is presented in Restructuring and other charges on the consolidated statements of operations.  Depreciation expense was $124.9 million and $125.2 million for the years ended December 31, 2010, and 2009 respectively.

5.    INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2011	2010	2011	2010
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $6.7 million
on December 31, 2011, and $5.7 million on December 31, 2010	$6,620	$7,570	$6,620	$7,570
Patents, net of accumulated amortization of $0.6 million on
December 31, 2011, and $0.5 million on December 31, 2010	526	641	526	641
Total amortizable intangible assets	7,146	8,211	7,146	8,211
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $17.8 million on
December 31, 2011, and $19.9 million on December 31, 2010, for
Verso Paper, and net of accumulated amortization of $16.1 million on December 31, 2011, and $18.5 million on December 31, 2010,
for Verso Holdings	24,483	25,550	24,093	24,800
Deferred major repair	12,294	12,009	12,294	12,009
Deferred software cost, net of accumulated amortization of $0.8 million
on December 31, 2011, and December 31, 2010	725	414	725	414
Replacement parts, net	4,257	4,535	4,257	4,535
Loan to affiliate	-	-	23,305	23,305
Restricted cash	3,560	27,399	3,560	27,399
Other	6,097	5,204	6,097	5,204
Total other assets	51,416	75,111	74,331	97,666
Intangibles and other assets	$80,035	$104,795	$102,950	$127,350

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Intangible amortization	$1,065	$1,265	$1,415
Software amortization	$483	940	1,880

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2012	$915
2013	815
2014	715
2015	615
2016	567

During the fiscal quarter ended September 30, 2011, based on a combination of factors, including the difficult market conditions which have resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy, and distribution costs which have challenged the profitability of our products, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis as of September 30, 2011.  Based on Verso Paper’s deficit equity position, we were required to perform step two of the fair-value-based goodwill impairment analysis.  Due to the complexities of the step two analysis which involves an allocation of the fair value, management was unable to make a good faith estimate of the impairment during the third quarter of 2011.  During the fourth quarter of 2011, we completed the second step of the goodwill impairment test by comparing the fair value of the reporting unit to the fair value of its identifiable assets and liabilities to determine the implied fair value of goodwill.  Upon finalizing our analysis, we determined that the carrying value of the ‘Coated’ reporting unit exceeded its fair value, and Verso Paper recognized a goodwill impairment loss of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million. The fair value of the reporting unit was estimated using the expected present value of the reporting unit’s future cash flows, public company trading multiples and comparable transaction multiples for recent industry transactions.  Inputs into these methods use information that is not generally observable (level 3 inputs).  The present value of our future cash flows was based on our estimates of future revenue, expected manufacturing and operating costs including changes in working capital and capital expenditures.  These assumptions were determined by management utilizing our internal operating plan, growth rates for revenues and operating expenses and margin assumptions.  An additional key assumption under this approach is the discount rate, which was derived from our analysis of the weighted average cost of capital of representative public companies.  Public company trading multiples and comparable recent transaction multiples are based on information derived from public company data and business acquisitions that would be considered representative of the industry.  The results of these methods are weighted based on management’s evaluation of the relevance of each approach, with the income approach receiving the greatest weighting.  Also as part of the second step of the goodwill impairment test, we estimated the fair value of the identifiable assets and liabilities of the reporting unit, which involves the use of unobservable inputs. The more significant estimates relate to machinery and equipment and identifiable intangible assets. The fair value of machinery and equipment was developed based on estimated replacement cost less depreciation factors for deterioration.  Fair values of the identifiable intangible assets include our customer relationship assets and trade names and are based on future cash flows attributed to these assets discounted to their present value.

We may also be required to periodically measure certain other assets at fair value on a nonrecurring basis, including long-lived assets and other intangible assets.  During the year ended December 31, 2011, we did not record any impairment charges on long-lived assets or other intangible assets as no significant events occurred requiring non-financial assets and liabilities, other than goodwill, to be measured at fair value (subsequent to initial recognition).  During the years ended December 31, 2010 and 2009, we did not record any impairment charges on long-lived assets, goodwill, or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred.

6.    ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2011	2010	2011	2010
Accrued interest	$49,197	$49,493	$48,391	$48,606
Payroll and employee benefit costs	48,930	47,981	48,930	47,981
Accrued sales rebates	15,039	13,677	15,039	13,677
Restructuring costs	10,763	-	10,763	-
Derivatives	10,047	2,327	10,047	2,327
Accrued taxes - other than income	1,672	1,461	1,404	1,461
Freight and other	5,108	4,871	5,108	4,871
Accrued liabilities	$140,756	$119,810	$139,682	$118,923

7.    LONG-TERM DEBT

A summary of long-term debt is as follows:

		December 31, 2011			December 31, 2010
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	302,820	316,260	332,135	384,125
9.13% Second Priority Senior Secured Notes	8/1/2014	9.13%	-	-	337,080	347,192
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,736	257,063	-	-
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.18%	180,216	112,635	180,216	162,194
11.38% Senior Subordinated Notes	8/1/2016	11.38%	300,000	122,550	300,000	300,750
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			1,201,077	831,813	1,172,736	1,217,566
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.83%	84,687	46,578	79,180	76,409
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Eliminate loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total debt for Verso Paper Corp.			$1,262,459	$855,086	$1,228,611	$1,270,670
(1) Par value of $315,000 on December 31, 2011, and $350,000 on December 31, 2010.
(2) Par value of $396,000 on December 31, 2011.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Interest expense	$124,895	$123,695	$118,013	$120,861	$118,506	$111,263
Cash interest paid	115,651	115,405	90,713	117,043	115,405	90,713
Debt issuance cost amortization(1)	5,396	5,650	5,748	5,036	5,290	5,264
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facility.  Verso Holdings’ $200 million revolving credit facility had no amounts outstanding, $40.8 million in letters of credit issued, and $159.2 million available for future borrowing as of December 31, 2011.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility matures on August 1, 2012.

On February 17, 2012, we obtained $100.0 million of commitments with respect to the syndication of a new accounts receivable securitization facility and approximately $55.0 million of commitments to provide a new and/or extended revolving facility under our existing senior secured revolving credit facility. The accounts receivable facility will bear interest at an initial rate of LIBOR plus 2.00% and the revolving facility will bear interest at an initial rate of LIBOR plus 4.50%.  The terms and conditions of our existing revolving credit facility remain in full force and effect and have not been altered by these new commitments.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued $325 million and $25 million, respectively, aggregate principal amount of 11.5% senior secured notes due 2014.  On March 14, 2011, Verso Holdings repurchased and retired a total of $35 million aggregate principal amount of the notes.  The notes bear interest, payable semi-annually, at the rate of 11.5% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by first priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The notes mature on July 1, 2014.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of December 31, 2011, Verso Holdings had repurchased and retired a total of $70 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of December 31, 2011, the interest rate on the notes was 4.18% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on August 1, 2014.

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

Verso Finance Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $84.7 million outstanding on its senior unsecured term loan as of December 31, 2011.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of December 31, 2011, the weighted-average interest rate on the loan was 6.83% per year.  Verso Finance elected to exercise the PIK option for $5.5 million, $5.1 million, and $8.9 million of interest payments due in 2011, 2010, and 2009, respectively.  The loan matures on February 1, 2013.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” a consolidated variable interest entity (see Note 19 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

The payments required under the long-term debt listed above during the years following December 31, 2011, are set forth below:

	VERSO	VERSO
	PAPER	HOLDINGS
2012	$-	$-
2013	84,687	-
2014	495,216	495,216
2015	-	-
2016	300,000	300,000
2017 and thereafter	396,000	419,305
Total long-term debt	$1,275,903	$1,214,521

At December 31, 2011, we were in compliance with the covenants in our debt agreements.

8.    OTHER LIABILITIES

Other liabilities consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
	2011	2010	2011	2010
Pension benefit obligation	$28,803	$17,873	$28,803	$17,873
Asset retirement obligations	11,233	13,660	11,233	13,660
Deferred income taxes	8,102	8,185	-	-
Non-controlling interests	7,923	7,821	7,923	7,821
Deferred compensation	2,672	1,547	2,672	1,547
Derivatives	2,296	178	2,296	178
Other	1,436	1,384	1,351	1,535
Other liabilities	$62,465	$50,648	$54,278	$42,614
Certain previously reported amounts have been reclassified to agree with current presentation.

In 2011, non-controlling interests and deferred compensation liabilities are presented separately and prior year amounts have been reclassified to conform to the current year presentation. As a result, the Other category at December 31, 2010, decreased by $9.4 million from the amount previously reported.

9.    EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per common share of Verso Paper:

	VERSO PAPER
	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Net income (loss) available to common shareholders	$(137,061)	$(131,082)	$106,003

Weighted average common stock outstanding	52,207	52,078	52,047
Weighted average restricted stock	388	367	91
Weighted average common shares outstanding - basic	52,595	52,445	52,138
Dilutive shares from stock options	-	-	15
Weighted average common shares outstanding - diluted	52,595	52,445	52,153

Basic income (loss) per share	$(2.61)	$(2.50)	$2.03

Diluted income (loss) per share	$(2.61)	$(2.50)	$2.03

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper in 2011, 2010, and 2009 contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2011, 2010 or 2009.  For 2011, 1,728,127 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.83 were excluded from the diluted earnings per share due to the antidilutive effect such shares would have on net loss per common share.  For 2010, 1,357,616 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.34 were excluded from the diluted earnings per share due to the antidilutive effect such shares would have on net loss per common share.  For 2009, 319,288 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.43 were excluded from the diluted earnings per share calculation because including such shares would have been antidilutive.  Additionally in 2009, 15,864 weighted average potentially dilutive shares from options with an exercise price per share of $1.11 were excluded from the diluted earnings per share calculation because these performance-based options were not expected to vest.

10.    RETIREMENT PLANS

Defined Benefit Plan

We maintain defined benefit pension plans that provide retirement benefits to hourly employees at the Androscoggin, Bucksport, and Sartell mills who were hired prior to July 1, 2004.  These employees generally are eligible to participate in the pension plan upon completion of one year of service and attainment of age 21.  Hourly employees at Bucksport and Sartell who are classified as new hires, and who are not recalled, on or after May 1, 2011, are not eligible to participate in the pension plan, and other employees hired after June 30, 2004, who are not eligible to participate in the pension plans, receive an additional company contribution to their accounts under our 401(k) savings plan (see “Other Benefits” discussion below).  The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

During 2011, a curtailment loss of $1.9 million was recognized in Restructuring and other charges on the consolidated statements of operations due to a reduction in headcount associated with the paper machine shutdowns.  The curtailment loss included $0.4 million of amortization of prior service cost and a net actuarial loss of $1.5 million.

The following table summarizes the components of net periodic pension cost for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Components of net periodic pension cost:
Service cost	$6,694	$6,107	$6,328
Interest cost	2,521	2,088	1,537
Expected return on plan assets	(2,234)	(1,849)	(1,234)
Curtailment	1,921	-	-
Amortization of prior service cost	1,176	1,784	1,023
Amortization of actuarial loss	393	90	319
Net periodic pension cost	$10,471	$8,220	$7,973

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive income at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Amounts recognized in Accumulated other comprehensive income:
Prior service cost	$3,885	$5,493
Net actuarial loss	19,828	8,143

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2012 is $1.5 million and $0.8 million, respectively.  We expect no plan assets to be returned to the company in 2012.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In 2012, we expect to make cash contributions of approximately $9.7 million to the pension plans.  We made contributions of $9.6 million in 2011, $4.9 million in 2010, and $6.9 million in 2009.

The following table sets forth a reconciliation of the plans’ benefit obligation, plan assets and funded status at December 31, 2011 and 2010:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$47,131	$35,137
Service cost	6,693	6,107
Interest cost	2,521	2,088
Actuarial loss	10,647	4,405
Benefits paid	(793)	(606)
Curtailment	1,487	-
Benefit obligation on December 31	$67,686	$47,131
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$29,258	$22,515
Actual net return (loss) on plan assets	801	2,420
Employer contributions	9,617	4,929
Benefits paid	(793)	(606)
Plan assets at fair value, end of fiscal year	$38,883	$29,258
Unfunded projected benefit obligation recognized in other liabilities on
the consolidated balance sheets	$(28,803)	$(17,873)

The accumulated benefit obligation at December 31, 2011 and 2010, is $67.7 million and $47.1 million, respectively.

The following table summarizes expected future pension benefit payments:

(Dollars in thousands)
2012	$1,582
2013	1,807
2014	2,044
2015	2,318
2016	2,648
2017-2021	22,026

We evaluate our actuarial assumptions annually as of December 31 (the measurement date) and consider changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715.  These assumptions are used to calculate benefit obligations as of December 31 of the current year, and pension expense to be recorded for the following year.  The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plans’ liabilities.  The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plans’ liabilities.

The actuarial assumptions used in the defined benefit pension plans were as follows:

	2011	2010	2009
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.30%	5.40%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	5.40	6.00	6.00
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.50	7.50	7.50

The following table provides the pension plan’s asset allocation on December 31, 2011 and 2010:

	Allocation of Plan Assets
	2011		2010
	Targeted	Allocation on	Targeted	Allocation on
	Allocation	December 31, 2011	Allocation	December 31, 2010
Other securities:	70% - 80%		52.0%
Money market funds		3.0%		-
Fixed income funds		65.0		47.0%
Other funds		3.0		-
Equity securities:	20% - 30%		48.0%
Domestic equity funds - large cap		21.0%		29.3%
Domestic equity funds - small cap		4.0		5.5
International equity funds		4.0		18.2

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 14 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2011 and 2010.  Certain previously reported amounts have been reclassified in order to conform to our current year presentation.  Such reclassification had no effect on total assets fair value or classification by level within the fair value hierarchy.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2011
Pooled funds(1):
Fixed income funds(2)	$25,274	$-	$25,274	$-
Domestic equity funds - large cap	8,165	-	8,165	-
Domestic equity funds - small cap	1,555	-	1,555	-
International equity funds	1,555	-	1,555	-
Money market funds	1,167	-	1,167	-
Other funds(3)	1,167	-	1,167	-
Total assets at fair value	$38,883	$-	$38,883	$-
December 31, 2010
Pooled funds(1):
Fixed income funds(2)	$12,610	$-	$12,610	$-
Domestic equity funds - large cap	8,583	-	8,583	-
Domestic equity funds - small cap	1,595	-	1,595	-
International equity funds	5,318	-	5,318	-
Insurance company general account(4)
Fixed income funds	1,152	-	1,152	-
Total assets at fair value	$29,258	$-	$29,258	$-
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

Our primary investment objective is to ensure, over the long-term life of the pension plans, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plans seek to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.  Any volatility in investment performance compared to investment objectives should be explainable in terms of general economic and market conditions.  Our targeted pension fund asset allocation was updated during the second quarter of 2011.  The expected return on plan assets assumption for 2012 will be 6.50 percent.  The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future.  The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

Defined Contribution Plan

We sponsor a defined contribution plan to provide salaried and Quinnesec hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.

As determined by the provisions of the plan, we contribute annually a percentage of employee earnings.  The percentage is based on age and years of credited service for employees who were hired prior to July 1, 2004 and a fixed percentage of earnings to employees who were hired after June 30, 2004.  Expense under this plan was $7.6 million, $8.2 million and $8.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Other Benefits

We sponsor a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax or after-tax basis to the plan.  Such matching contributions were $8.6 million, $7.6 million and $5.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.  As determined by the provisions of the plan, we match the employees’ basic voluntary contributions; however, on April 3, 2009, we suspended the matching contributions to the 401(k) plan for exempt and non-exempt salaried employees in response to challenging economic conditions, which reduced expense by approximately $2.3 million in 2009.  Effective January 2, 2010, we reinstated matching contributions for exempt and non-exempt salaried employees in accordance with the formula previously in effect (70% of the first 4% of the participant’s compensation contributed to the plan, plus 60% of the next 4% of the participant’s compensation contributed to the plan).

In 2009, we offered a voluntary early retirement program to certain eligible employees. The offer was accepted by 71 employees. Our voluntary early retirement program resulted in a charge of $4.2 million to Cost of products sold, consisting of separation and accrued medical and dental benefits.

We also initiated a reduction in workforce resulting in the elimination of eight positions in 2009. The reduction in workforce resulted in a charge of $0.5 million to Selling, general, and administrative expenses, consisting of separation and accrued medical and dental benefits.

11.    EQUITY AWARDS

The Verso Paper Corp. 2008 Incentive Award Plan, as amended, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 4,250,000 shares of our common stock.  Under the Incentive Plan, stock awards may be granted to employees and non-employee directors upon approval by the board of directors.  We have issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  We also have issued time-based non-qualified stock options to officers and management employees in 2011, 2010, and 2009 and performance-based non-qualified stock options to an officer and management employees in 2009.  The time-based options vest one to three years from the date of grant and expire seven years from the date of grant.  The performance-based options vest one to three years from the date of grant based on the achievement of certain performance criteria tied to Verso Paper’s calculation of Adjusted EBITDA and expire seven years from the date of grant.  In March 2011, we revised the performance criteria for certain unvested performance-based stock options.  The incremental increase of $0.1 million in the fair value of the modified options will be recognized over the remaining service period.

A summary of stock option plan activity (including the performance-based options) for the years ended December 31, 2011, 2010, and 2009 is provided below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
	Options	Exercise	Grant Date	Contractual	Value
	Outstanding	Price	Fair Value	Life (in years)	(in thousands)
December 31, 2008	15,200	1.43	0.46
Options granted	1,083,202	3.55	2.07
Performance options granted	42,000	1.13	0.35
December 31, 2009(1)	1,140,402	3.43	1.99
Options granted	287,003	2.87	2.16
Forfeited	(36,650)	1.73	0.91
Exercised	(2,009)	1.09	0.34
December 31, 2010(1)	1,388,746	3.36	2.05
Options granted	430,855	5.63	4.13
Forfeited	(32,295)	3.97	2.68
Exercised	(5,807)	2.88	2.00
December 31, 2011(2)	1,781,499	3.90	2.59	5.1

Options exercisable on December 31, 2011(2)	823,068	3.40		4.8	$4
Options expected to vest as of December 31, 2011	1,035,192	4.02			-
(1) On December 31, 2010 and 2009, there were an additional 19,094 and 41,998, respectively, of performance-based options for which the performance period had not begun. These options were treated as variable awards and had weighted average fair values of $2.40 and $2.09 at December 31, 2010 and 2009, respectively.

(2) On December 31, 2011, options outstanding had exercise prices ranging from $0.71 to $5.93 and options exercisable had exercise prices ranging from $0.71 to $3.69.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2011, 2010, and 2009 with the following assumptions:

	2011	2010	2009
Expected weighted-average life of options granted	3.0 - 5.0 years	4.5 - 5.0 years	5.0 years
Range of volatility rates based on historical industry volatility	90.65%	90.22%	31.82% - 87.28%
Range of risk-free interest rates	1.18% - 2.16%	2.19% - 2.59%	1.49% - 2.73%
Expected dividend yield	-	-	-

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

On December 31, 2011, there was $2.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 1.6 years.  The total intrinsic value of options exercised in 2011 and 2010 was immaterial to Verso Paper’s consolidated financial statements.  Cash received and tax benefits realized from options exercised during 2011 and 2010 were also immaterial to Verso Paper’s consolidated financial statements.

In 2011 Verso Paper issued 158,057 restricted stock awards to its executives and certain senior managers with a weighted-average grant date fair value of $5.70 per share, based on the closing market price of our common stock on the date of grant.  On March 26, 2010, Verso Paper issued 90,445 restricted stock awards to its executives and certain senior managers with a grant date fair value of $3.01 per share, which is equal to the closing market price of our common stock on the date of grant.  On September 21, 2009, Verso Paper issued 328,000 restricted stock awards to its executives and certain senior managers with a grant date fair value of $3.69 per share, which is equal to the closing market price of our common stock on the date of grant.  The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of December 31, 2011, there was $1.0 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.7 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

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

Certain members of our management have been granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  A summary of Legacy Class B Units activity for the years ended December 31, 2011, 2010, and 2009, is presented below:

	Units	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2008	255,612	3.40
Vested	(92,443)	3.40
Nonvested at December 31, 2009	163,169	3.40
Vested	(81,092)	3.40
Nonvested at December 31, 2010	82,077	3.40
Vested	(81,110)	3.40
Nonvested at December 31, 2011	967	3.38

Equity award expense for the years ended December 31, 2011, 2010, and 2009, respectively, was $2.4 million, $1.7 million, and $0.6 million.

12.    BUCKSPORT ENERGY ASSET INVESTMENT

We have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports our mill in Bucksport, Maine.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  Balances included in the balance sheet at December 31, 2011 and 2010, related to this investment are as follows:

	December 31,
(Dollars in thousands)	2011	2010
Other receivables	$802	$65
Other current assets(1)	163	158
Total current assets	$965	$223
Property, plant, and equipment	$10,671	$10,671
Accumulated depreciation	(3,266)	(2,639)
Net property, plant, and equipment	$7,405	$8,032
Current liabilities	$(170)	$(159)
(1) Represents primarily restricted cash which may be used only to fund the ongoing energy operations of this investment.

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

We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve he exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  Historically, we have designated our energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  Amounts recorded in Accumulated other comprehensive income are expected to be reclassified into Cost of products sold in the period in which the hedged cash flows affect earnings.  In 2011, we de-designated certain energy-related cash flow hedges which ceased to achieve high correlation.  The amount in Accumulated other comprehensive income at the time the contracts were de-designated is transferred to earnings when the contracts settle, or sooner if management determines that the forecasted transaction is probable of not occurring.  For these contracts and for all similar contracts initiated after we no longer achieved high correlation, gains or losses attributable to changes in fair value are recognized in current earnings. These derivative instruments continue to be utilized as economic hedges designed to mitigate the risk of changes in commodity prices for future energy purchase and sale commitments.

In February 2008, we entered into a $250 million notional value receive-variable, pay-fixed interest rate swap hedging the cash flow exposure of the quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) on our second priority senior secured floating-rate notes.  During 2009, we repurchased $69.8 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the debt.  During 2010 and 2009, $0.3 million and $0.3 million of losses, respectively, were recognized in Other income, net in the consolidated statement of operations.  The swap expired on February 1, 2010.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	December 31, 2011			December 31, 2010
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(Dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives contracts designated as
hedging instruments
Fixed price energy swaps - MMBtu's	2,988,107	$-	$(4,680)	5,748,733	$142	$(2,505)	Other assets/ Accrued liabilties
Derivatives contracts not designated
as hedging instruments
Fixed price energy swaps - MMBtu's	4,891,187	$-	$(7,663)	-	$-	$-	Accrued liabilties

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive income and the consolidated statements of operations:

	Loss Recognized		Loss Reclassified			Location of
	in Accumulated OCI		from Accumulated OCI			Loss on
	December 31,		Year Ended December 31,			Statements
(Dollars in thousands)	2011	2010	2011	2010	2009	of Operations
Derivatives contracts designated as
hedging instruments
Fixed price energy swaps(1)	$(4,826)	$(2,476)	$(2,838)	$(8,505)	$(36,723)	(2)
Interest rate swaps, receive-variable, pay-fixed	-	-	-	(281)	(3,511)	(3)
(1) Net losses at December 31, 2011, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 23 months.
(2) Location of loss reclassified from Accumulated OCI to earnings is included in Cost of products sold.
(3) Location of loss reclassified from Accumulated OCI to earnings is included in Interest expense.

				Loss Recognized
	Loss Recognized			on Derivative Contracts			Location of
	on Derivative Contracts			(Ineffective Portion)			Loss on
	Year Ended December 31,						Statements
(Dollars in thousands)	2011	2010	2009	2011	2010	2009	of Operations
Derivatives contracts designated as
hedging instruments
Fixed price energy swaps(1)	$(1,121)	$(921)	$(4,652)	$(68)	$(132)	$(92)	(1)
Derivatives contracts not designated
as hedging instruments
Fixed price energy swaps	$(8,643)	$-	$-				(1)
Interest rate swaps, receive-variable, pay-fixed	-	-	(1,257)				(2)
(1) Location of loss recognized in earnings is included in Cost of products sold.
(2) Location of loss recognized in earnings is included in Interest expense and Other income, net.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

We use fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures.  Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale.  See discussion of the non-recurring fair value measurement related to long-lived assets, goodwill, and other intangible assets in Note 5 – Intangibles and Other Assets.

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
▪  Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2011
Assets:
Deferred compensation assets	$2,672	$2,672	$-	$-
Regional Greenhouse Gas Initiative carbon credits	425	-	425	-
Liabilities:
Commodity swaps	$12,343	$-	$12,343	$-
Deferred compensation liabilities	2,672	2,672	-	-
December 31, 2010
Assets:
Commodity swaps	$142	$-	$142	$-
Deferred compensation assets	1,547	1,547	-	-
Regional Greenhouse Gas Initiative carbon credits	334	-	334	-
Liabilities:
Commodity swaps	$2,505	$-	$2,505	$-
Deferred compensation liabilities	1,547	1,547	-	-
Fair values are based on observable market data.

15.    RELATED PARTY TRANSACTIONS

Sales to and Purchases from xpedx and International Paper — We had net sales to xpedx, a subsidiary of International Paper, and its affiliated companies of approximately $158.0 million, $175.9 million, and $138.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.  For the year ended December 31, 2011, sales to xpedx and its affiliated companies accounted for approximately 9% of our net sales.  We had purchases from related parties, primarily xpedx and its affiliated companies, of approximately $7.0 million, $6.2 million and $4.6 million, respectively, included in cost of products sold for the years ended December 31, 2011, 2010, and 2009, respectively.

Accounts receivable from and payable to xpedx and International Paper — We had accounts receivable from xpedx and its affiliated companies of approximately $9.9 million and $12.2 million for the years ended December 31, 2011 and 2010, respectively.  We had accounts payable to related parties, primarily xpedx and its affiliated companies, of approximately $0.7 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.

Management Agreement — Subsequent to the Acquisition, we entered into a management agreement with Apollo, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

Distributions to Verso Finance — Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $5.5 million, $5.1 million, and $8.9 million of interest payments due in 2011, 2010, and 2009, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings.  Verso Holdings made negligible distributions to Verso Finance for the years ended December 31, 2011, 2010, and 2009.  Verso Holdings has no obligation to make distributions to Verso Finance.

During 2009, Verso Holdings contributed $12.5 million to Verso Finance One to fund purchases of Verso Finance’s term loan. For the year ended December 31, 2009, Verso Finance One purchased $46.8 million of the term loan for a total purchase price of $12.4 million.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” a consolidated variable interest entity (see Note 19 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of December 31, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the year ended December 31, 2011, Verso Holdings received interest payments of $1.5 million from Verso Finance; and the Investment Fund made interest payments of $1.5 million to Verso Finance.

Verso Paper — As of December 31, 2011 and 2010, Verso Holdings had $0.9 million in current payables due to Verso Paper and negligible current receivables due from Verso Paper.  Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions were negligible for 2011 and 2010, and were $2.9 million for 2009.  During the first quarter of 2009, Verso Paper pushed down the assets, liabilities, and equity of Verso Fiber Farm LLC to Verso Paper LLC using a carryover basis.

16.    RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2011, we permanently shut down the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota, thereby reducing annual production capacity by 193,000 tons.  In conjunction with these closures, the Bucksport mill’s workforce was reduced by approximately 125 employees and the Sartell mill’s workforce was reduced by approximately 175 employees.  The following table details the charges incurred related to the shut-down as included in Restructuring and other charges on our consolidated statements of operations for the year ended December 31, 2011:

(Dollars in thousands)	Total Restructuring Charges	Recognized and/or paid as of December 31, 2011	Remaining Costs to be Paid
Severance and benefit costs	$15,004	$4,331	$10,673
Accelerated depreciation of property, plant and equipment	7,068	7,068	-
Write-off of related spare parts and inventory	2,278	2,278	-
Other miscellaneous costs	114	24	90
Total restructuring costs	$24,464	$13,701	$10,763

The following details the changes in our associated shut-down liability during the year ended December 31, 2011 which is included in Accrued liabilities on our consolidated balance sheets:

Year Ended
December 31,
(Dollars in thousands)	2011
Severance and benefit costs	$11,679
Purchase obligations	90
Severance and benefit payments	(1,006)
Balance of reserve at December 31, 2011	$10,763

In 2009, Restructuring and other charges on our consolidated statements of operations are comprised of transition and other costs (i.e., technology migration costs, consulting and legal fees, and other one-time costs), including those associated with the Acquisition.  The charges for the year ended December 31, 2009 were $1.0 million.  There were no restructuring and other charges for the year ended December 31, 2010.

17.    INCOME TAXES

The following is a summary of the components of the provision (benefit) for income taxes for Verso Paper:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current tax provision (benefit):
U.S. federal	$-	$(76)	$76
U.S. state and local	281	70	779
	281	(6)	855
Deferred tax provision (benefit):
U.S. federal	(40,038)	(44,345)	36,507
U.S. state and local	(7,047)	(3,269)	6,277
	(47,085)	(47,614)	42,784
Valuation allowance	47,001	47,765	(42,894)
Income tax provision	$197	$145	$745

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Tax at Statutory U.S. Rate of 34%	$(46,456)	$(44,564)	$36,294
Increase resulting from:
Goodwill impairment	6,356	-	-
Meals and entertainment	169	132	171
Equity award expense	55	94	101
Nondeductible lobbying expenses	38	102	2
Other	1	2	2
Net permanent differences	6,619	330	276
Valuation allowance	47,001	47,765	(42,894)
State income taxes (benefit)	(6,861)	(3,199)	7,056
Return to provision	(106)	(87)	13
Other	-	(100)	-
Total income tax provision	$197	$145	$745

The following is a summary of the significant components of our deferred tax position:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Net operating loss and credit carryforwards	$232,177	$200,293
Pension	10,225	5,694
Payment-in-kind interest	7,702	5,666
Compensation reserves	6,223	4,062
Unrealized hedge losses	4,550	852
Inventory reserves	4,410	3,987
Inventory capitalization	2,059	-
Bad debt reserves	1,004	763
Other	1,295	1,492
Gross deferred tax assets	269,645	222,809
Less: valuation allowance	(132,136)	(80,541)
Deferred tax assets, net of allowance	137,509	142,268
Deferred tax liabilities:
Property, plant, and equipment	$(103,629)	$(106,978)
Cancellation of debt income deferral	(26,054)	(25,960)
Intangible assets	(10,819)	(11,315)
Deferred repair charges	(4,639)	(4,578)
Prepaid expenses	(469)	(704)
Inventory capitalization	(1)	(918)
Total deferred tax liabilities	(145,611)	(150,453)
Net deferred tax liabilities	$(8,102)	$(8,185)

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $132.1 million and $80.5 million, respectively.  The increase in the valuation allowance of $51.6 million is primarily attributable to additional federal and state losses incurred during 2011 for which is it less than more likely than not Verso Paper will realize those benefits in the future.

Income tax benefits related to the pension prior service liability have been credited to other comprehensive income. The benefits have been reduced by a valuation allowance of $9.3 million.  Income tax benefits related to hedging activity have been credited to other comprehensive income, and the benefits have been reduced by a valuation allowance of $1.9 million.

Verso Paper’s policy is to record interest paid with respect to income taxes as interest expense or interest income, respectively, in the consolidated statements of operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on the unique alternative fuel mixture tax credit income in 2009 and our lack of historical earnings, management believes it is more likely than not that Verso Paper will not realize the benefits of those deductible differences.

Verso Paper has federal net operating loss carryforwards totaling approximately $622.3 million on December 31, 2011, which begin to expire in 2026.

Verso Paper has state net operating loss carryforwards totaling approximately $377.9 million on December 31, 2011, which begin to expire in 2013.

Verso Paper is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2008 through 2011.  As of the current date, there are no ongoing federal or state income tax audits.

18.    COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2022, related to certain machinery and equipment used in our manufacturing process.  Rental expense under operating leases amounted to $7.7 million, $7.0 million, and $6.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table, as of December 31, 2011, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in thousands)
2012	$6,908
2013	5,265
2014	3,397
2015	1,609
2016	800
Thereafter	1,697
Total	$19,676

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  The following table, as of December 31, 2011, summarizes our unconditional purchase obligations:

(Dollars in thousands)
2012	$130,420
2013	98,751
2014	99,591
2015	98,505
2016	28,630
Thereafter	168,527
Total	$624,424

Severance Arrangements — Under our severance policy, and subject to certain terms and conditions, if the employment of a salaried employee of ours is terminated under specified circumstances, the employee is eligible to receive (1) a termination allowance equal to two weeks of his or her base salary for each full or partial year of applicable service with us, subject to a minimum of four weeks of base salary, and (2) if the employee is a participant in our annual incentive award plan (the “VIP”), a prorated and/or reduced portion of the incentive award otherwise payable under the VIP for the year in which his or her employment with us is terminated.  We are obligated to provide certain severance benefits to Michael A. Jackson, President and Chief Executive Officer, under his employment agreement in the event of the termination of his employment by us without cause, by him for good reason, or due to his death or disability.  We are obligated to provide certain severance benefits to other executive officers under their confidentiality and non-competition agreements in the event that their employment with us is terminated for any reason.

Thilmany, LLC — In connection with the Acquisition, we assumed a twelve-year supply agreement with Thilmany, LLC, or “Thilmany,” for the specialty paper products manufactured on paper machine no. 5 our  Androscoggin mill in Jay, Maine, which expires on June 1, 2017.  The agreement requires Thilmany to pay us a variable charge for the paper purchased and a fixed charge for the availability of the no. 5 paper machine.  We are responsible for the machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  Thilmany has the right to terminate the agreement if certain events occur.

General Litigation — We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

19.    NEW MARKET TAX CREDIT ENTITIES

On December 29, 2010, we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at our mill in Quinnesec, Michigan in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.”  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly-owned subsidiary, as partial financing for the renewable energy project.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) are restricted for use on the renewable energy project.  Restricted cash, after qualifying capital expenditures, of $0.3 million and $25.0 million held by Verso Quinnesec REP LLC at December 31, 2011 and 2010, respectively, is included in other assets in the accompanying consolidated balance sheet.

Simultaneously, Chase contributed $9.0 million in the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  This transaction also includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period. The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the financing arrangement is a variable interest entity, or “VIE.”  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the VIE.  We concluded that we were the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities on the consolidated balance sheets.  Direct costs incurred in structuring the arrangement are deferred and will be recognized as expense over the term of the notes.  Incremental costs to maintain the structure during the compliance period will be recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2011 and 2010:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2011	2010	2011	2010
Current assets	$81	$25	$81	$25
Non-current assets	85	85	23,390	23,390
Total assets	$166	$110	$23,471	$23,415
Current liabilities	79	12	205	17
Long-term debt	-	-	23,305	23,305
Other non-current liabilities	7,923	7,712	7,923	7,712
Total liabilities	$8,002	$7,724	$31,433	$31,034
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

The following table summarizes the industry segments for the years ended December 31, 2011, 2010, and 2009:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2011	2010	2009
Net Sales:
Coated and supercalendered	$1,418,817	$1,314,961	$1,198,758	$1,418,817	$1,314,961	$1,198,758
Hardwood market pulp	150,111	164,948	104,541	150,111	164,948	104,541
Other	153,561	125,407	57,555	153,561	125,407	57,555
Total	$1,722,489	$1,605,316	$1,360,854	$1,722,489	$1,605,316	$1,360,854
Operating Income (Loss):
Coated and supercalendered	$(4,726)	(38,938)	(57,474)	$3,470	(38,884)	(57,240)
Hardwood market pulp	33,357	49,267	(12,548)	33,357	49,267	(12,548)
Other	(12,945)	(14,193)	(7,417)	(12,945)	(14,193)	(7,417)
Total	$15,686	$(3,864)	$(77,439)	$23,882	$(3,810)	$(77,205)
Depreciation, Amortization, and Depletion:
Coated and supercalendered	$98,370	$100,902	$110,415	$98,370	$100,902	$110,415
Hardwood market pulp	17,249	18,313	17,916	17,249	18,313	17,916
Other	9,676	8,152	4,351	9,676	8,152	4,351
Total	$125,295	$127,367	$132,682	$125,295	$127,367	$132,682
Capital Spending:
Coated and supercalendered	$65,227	$59,067	$28,604	$65,227	$59,067	$28,604
Hardwood market pulp	23,695	11,017	3,869	23,695	11,017	3,869
Other	1,350	3,562	1,743	1,350	3,562	1,743
Total	$90,272	$73,646	$34,216	$90,272	$73,646	$34,216

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

Verso Holdings,  the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11.5% senior secured fixed rate notes due 2014, 8.75% second priority senior secured notes due 2019, second priority senior secured floating rate notes due 2014, and 11.38% senior subordinated notes due 2016 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Current assets	$-	$-	$393,041	$-	$81	$-	$393,122
Property, plant, and equipment, net	-	-	904,901	30,086	-	(288)	934,699
Intercompany/affiliate receivable	1,249,306	-	-	340	31,153	(1,280,799)	-
Investment in subsidiaries	(84,459)	-	356	-	-	84,103	-
Non-current assets(1)	-	-	115,461	1,076	30	54	116,621
Total assets	$1,164,847	$-	$1,413,759	$31,502	$31,264	$(1,196,930)	$1,444,442
LIABILITIES AND MEMBER'S EQUITY
Current liabilities	$48,259	$-	$201,814	$-	$205	$(7)	$250,271
Intercompany/affiliate payable	-	-	1,249,646	31,146	-	(1,280,792)	-
Long-term debt(2)	1,177,772	-	-	-	23,305	-	1,201,077
Other long-term liabilities	-	-	46,355	-	7,923	-	54,278
Member's equity (deficit)	(61,184)	-	(84,056)	356	(169)	83,869	(61,184)
Total liabilities and equity	$1,164,847	$-	$1,413,759	$31,502	$31,264	$(1,196,930)	$1,444,442
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
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Year Ended December 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,722,489	$-	$-	$-	$1,722,489
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,460,290	-	-	-	1,460,290
Depreciation, amortization, and depletion	-	-	125,121	174	55	(55)	125,295
Selling, general, and administrative expenses	-	-	78,038	(156)	125	-	78,007
Goodwill impairment	-	-	10,551	-	-	-	10,551
Restructuring and other charges	-	-	24,464	-	-	-	24,464
Interest income	(124,366)	-	(1,560)	(54)	(1,546)	125,912	(1,614)
Interest expense	124,366	-	121,883	361	1,515	(125,912)	122,213
Other, net	26,091	-	(279)	-	-	-	25,812
Equity in net loss of subsidiaries	(96,438)	-	-	-	-	96,438	-
Net loss	$(122,529)	$-	$(96,019)	$(325)	$(149)	$96,493	$(122,529)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Year Ended December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,605,316	$-	$-	$-	$1,605,316
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,410,770	-	-	-	1,410,770
Depreciation, amortization, and depletion	-	-	127,367	-	-	-	127,367
Selling, general, and administrative expenses	-	-	70,948	21	20	-	70,989
Interest income	(123,710)	-	(123)	(1)	(4)	123,714	(124)
Interest expense	123,710	-	122,524	4	4	(123,714)	122,528
Other, net	(255)	-	(734)	-	-	255	(734)
Equity in net loss of subsidiaries	(125,480)	-	-	-	-	125,480	-
Net loss	$(125,225)	$-	$(125,436)	$(24)	$(20)	$125,225	$(125,480)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Year Ended December 31, 2009

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,360,854	$-	$-	$-	$1,360,854
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,242,743	-	-	-	1,242,743
Depreciation, amortization, and depletion	-	-	132,682	-	-	-	132,682
Selling, general, and administrative expenses	-	-	61,655	-	-	-	61,655
Restructuring and other charges	-	-	979	-	-	-	979
Interest income	(112,797)	-	(241)	-	-	112,797	(241)
Interest expense	112,797	-	116,130	-	-	(112,797)	116,130
Other, net	(31,266)	-	(273,796)	-	-	31,266	(273,796)
Equity in net income of subsidiaries	80,702	-	-	-	-	(80,702)	-
Net income	$111,968	$-	$80,702	$-	$-	$(111,968)	$80,702

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$18,815	$(4,322)	$69	$-	$14,562
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	228	-	-	-	228
Transfers to (from) restricted cash	-	-	(975)	24,814	-	-	23,839
Capital expenditures	-	-	(69,866)	(20,406)	-	-	(90,272)
Return of investment in subsidiaries	88	-	(88)	-	-	-	-
Net cash used in investing activities	88	-	(70,701)	4,408	-	-	(66,205)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,715)	-	1	(86)	-	-	(10,800)
Cash distributions	(88)	-	-	-	-	-	(88)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(383,903)	-	383,903	-	-	-	-
Net cash used in financing activities	(88)	-	(6,094)	(86)	-	-	(6,268)
Change in cash and cash equivalents	-	-	(57,980)	-	69	-	(57,911)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$94,722	$-	$73	$-	$94,795

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$64,287	$3,818	$7,716	$-	$75,821
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	453	-	-	-	453
Loan to affiliate	-	-	(23,305)	-	(31,017)	54,322	-
Transfers to restricted cash	-	-	-	(25,073)	-	-	(25,073)
Capital expenditures	-	-	(64,490)	(9,156)	-	-	(73,646)
Return of investment in subsidiaries	78	-	(78)	-	-	-	-
Net cash used in investing activities	78	-	(87,420)	(34,229)	(31,017)	54,322	(98,266)
Cash flows from financing activities:
Proceeds from long-term debt	27,438	-	-	-	-	-	27,438
Loan from affiliate	-	-	-	31,017	23,305	(54,322)	-
Debt issuance costs	(1,205)	-	(160)	(606)	-	-	(1,971)
Cash distributions	(78)	-	-	-	-	-	(78)
Advances to subsidiaries	(26,233)	-	26,233	-	-	-	-
Net cash provided by financing activities	(78)	-	26,073	30,411	23,305	(54,322)	25,389
Change in cash and cash equivalents	-	-	2,940	-	4	-	2,944
Cash and cash equivalents at beginning of period	-	-	149,762	-	-	-	149,762
Cash and cash equivalents at end of period	$-	$-	$152,702	$-	$4	$-	$152,706

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2009

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$180,135	$-	$-	$-	$180,135
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	83	-	-	-	83
Capital expenditures	-	-	(34,216)	-	-	-	(34,216)
Investment in subsidiaries	(39,449)	-	39,449	-	-	-	-
Return of investment in subsidiaries	15,459	-	(15,459)	-	-	-	-
Net cash used in investing activities	(23,990)	-	(10,143)	-	-	-	(34,133)
Cash flows from financing activities:
Debt issuance costs	(10,270)	-	-	-	-	-	(10,270)
Cash distributions	(15,459)	-	-	-	-	-	(15,459)
Advances to subsidiaries	(342,567)	-	342,567	-	-	-	-
Repayment of advances to subsidiaries	482,317	-	(482,317)	-	-	-	-
Proceeds from long-term debt	352,837	-	-	-	-	-	352,837
Payment on long-term debt	(442,868)	-	-	-	-	-	(442,868)
Net cash used in financing activities	23,990	-	(139,750)	-	-	-	(115,760)
Change in cash and cash equivalents	-	-	30,242	-	-	-	30,242
Cash and cash equivalents at beginning of period	-	-	119,520	-	-	-	119,520
Cash and cash equivalents at end of period	$-	$-	$149,762	$-	$-	$-	$149,762

22.    QUARTERLY DATA

Verso Paper’s quarterly financial data (unaudited) is as follows:

VERSO PAPER CORP.
	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$450.3	$456.8	$398.8	$416.6	$407.7	$432.9	$401.1	$363.6
Gross margin(1)	56.5	81.3	60.3	64.1	70.0	61.0	36.7	26.8
Cost of products sold	424.9	406.7	370.1	383.9	368.5	403.6	397.2	368.9
Selling, general, and administrative expenses	18.2	19.5	21.7	18.6	21.8	16.4	16.6	16.2
Goodwill impairment	18.7	-	-	-	-	-	-	-
Restructuring and other	24.5	-	-	-	-	-	-	-
Interest income	-	-	(0.1)	-	-	(0.1)	-	-
Interest expense	31.8	30.8	31.6	32.4	31.7	32.2	31.9	32.3
Other income, net	-	-	(0.2)	26.3	(0.4)	-	(0.3)	(0.2)
Income tax expense	0.1	0.1	-	-	0.1	-	-	-
Net income (loss)	(67.9)	(0.3)	(24.3)	(44.6)	(14.0)	(19.2)	(44.3)	(53.6)
Share Data(2):
Earnings (loss) per share:
Basic	$(1.29)	$(0.01)	$(0.46)	$(0.84)	$(0.27)	$(0.36)	$(0.85)	$(1.02)
Diluted	(1.29)	(0.01)	(0.46)	(0.84)	(0.27)	(0.36)	(0.85)	(1.02)
Weighted average shares of common stock
outstanding (thousands):
Basic	52,605	52,620	52,623	53,114	52,467	52,466	52,466	52,381
Diluted	52,605	52,620	52,623	53,114	52,467	52,466	52,466	52,381
Closing price per share:
High	$1.91	$3.12	$5.12	$6.10	$4.01	$3.18	$5.66	$3.94
Low	0.91	1.67	2.62	3.53	2.85	2.08	2.31	2.83
Period-end	0.96	1.67	2.68	5.35	3.42	2.88	2.31	3.04
(1) Gross margin represents net sales less cost of products sold, excluding depreciation, amortization, and depletion.
(2) No dividends were declared or paid in any of the periods presented.

23.    SUBSEQUENT EVENT

On February 17, 2012, we obtained $100.0 million of commitments with respect to the syndication of a new accounts receivable securitization facility and approximately $55.0 million of commitments to provide a new and/or extended revolving facility under our existing senior secured revolving credit facility.  We intend to close the accounts receivable securitization facility within sixty days of the date the commitments were obtained. The commitments under the revolving facility will become effective on the earlier of the date when the existing revolving credit facility matures or is extended.  The new facilities will each have a five year maturity, subject to a springing maturity under certain circumstances with respect to debt instruments of Verso Holdings and Verso Finance that mature prior to the maturity date of the new credit facilities.  The accounts receivable facility will bear interest at an initial rate of LIBOR plus 2.00%, and the new revolving facility will bear interest at an initial rate of LIBOR plus 4.50%. From and after the date of Verso Holdings’ financial statements covering a period of at least three full months after the effective date of the Facilities, the applicable margin for such borrowings will be adjusted based on the excess availability under the A/R Facility and total net first lien leverage ratio under the revolving facility.

The terms and conditions of Verso Holdings’ existing revolving credit facility remain in full force and effect and have not been altered by these new commitments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of December 31, 2011.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of December 31, 2011.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on Verso Paper’s and Verso Holdings’ internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 annual meeting of stockholders.

The following table represents fees billed to Verso Holdings for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2011, and 2010:

(Dollars in thousands)	2011	2010
Audit fees	$1,220	$1,108
Audit-related fees	60	97
Total	$1,280	$1,205

Audit fees.  For the years ended December 31, 2011, and 2010, audit fees represents the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for professional services rendered for the audit of Verso Holdings’ financial statements and review of interim financial statements.

Audit-related fees.  For the years ended December 31, 2011, and 2010, audit-related fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for assurance and related services that are reasonably related to the audit or review of Verso Holdings’ financial statements, which in both periods includes fees for compliance attestation and other procedures provided in conjunction with documents prepared for Verso Holdings’ issuance of public debt.

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

2.1
Agreement of Purchase and Sale dated as of June 4, 2006, among International Paper Company, Verso Paper Investments LP, and Verso Paper LLC,(1) as amended by Amendment No. 1 to Agreement of Purchase and Sale dated as of August 1, 2006, among International Paper Company, Verso Paper Investments LP, and Verso Paper LLC,(2) and Amendment No. 2 to Agreement of Purchase and Sale dated as of May 31, 2007, among International Paper Company, Verso Paper Investments LP and Verso Paper LLC.(2)

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(3)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(4)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(5)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(5)

4.1	Specimen common stock certificate of Verso Paper Corp.(4)

4.2
Indenture relating to 11.5% Senior Secured Notes due 2014 dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust FSB, as Trustee,(6) as supplemented by First Supplemental Indenture dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust FSB, as Trustee.(7)

4.3
Indenture relating to 8.75% Second Priority Senior Secured Notes due 2019 dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(8) as supplemented by First Supplemental Indenture dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(9)

4.4
Indenture relating to Second Priority Senior Secured Floating Rate Notes due 2014 dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(1)

4.5
Indenture relating to 11.38% Senior Subordinated Notes due 2016 dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(1)

4.6	Collateral Agreement dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Subsidiaries named therein, and Wilmington Trust Company, as Collateral Agent.(10)

10.1
Amended and Restated Credit Agreement dated as of June 3, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the Lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Lehman Brothers Inc., as Syndication Agent, Citigroup Global Markets Inc. and Bank of America Securities LLC, as Co-Documentation Agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as Joint Bookrunners.(10)

10.2
Amended and Restated Guarantee and Collateral Agreement dated as of June 11, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent, Credit Suisse, Cayman Islands Branch, as Credit Agreement Authorized Representative, Wilmington Trust FSB, as Note Authorized Representative, and each Additional Authorized Representative from time to time party thereto.(10)

10.3
Collateral Agreement dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., each Subsidiary Party, and Wilmington Trust Company, as Collateral Agent,(8) as amended by Amendment No. 1 to Collateral Agreement dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., each Subsidiary Party, and Wilmington Trust Company, as Collateral Agent.(9)

10.4
Intercreditor Agreement dated as August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries party thereto,(1) as supplemented by Supplement No. 1 to Intercreditor Agreement dated as of May 29, 2009, among Verso Paper Five Corp., Verso Fiber Farm LLC, Verso Maine Energy LLC, Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee,(11) Supplement No. 2 to Intercreditor Agreement dated as of January 10, 2011, among Verso Quinnesec REP Holding Inc., Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee,(11) and Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011, among Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., and the Subsidiaries party thereto.(8)

10.5
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and nexTier Solutions Corporation in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent.(1)

10.6
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and nexTier Solutions Corporation in favor of Wilmington Trust Company, as Collateral Agent.(1)

10.7
Credit Agreement dated January 31, 2007, among Verso Paper Finance Holdings LLC, Verso Paper Finance Holdings Inc., the Lenders party thereto, Credit Suisse, as Administrative Agent, and Citigroup Global Markets Inc., as Syndication Agent.(12)

10.8	Management and Transaction Fee Agreement dated as of August 1, 2006, among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P., and Apollo Management VI, L.P.(1)

10.9	Third Amended and Restated Limited Partnership Agreement of Verso Paper Management LP dated as of May 20, 2008 (form).(3)

10.10	Registration Rights Agreement dated as of May 20, 2008, among Verso Paper Corp., Verso Paper Investments LP, and the Individual Limited Partners (form).(4)

10.11*	Verso Paper Corp. 2008 Incentive Award Plan,(4) as amended by the First Amendment to Verso Paper Corp. 2008 Incentive Award Plan (form).(13)

10.12*	Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors (form).(13)

10.13*	Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Executives (form).(14)

10.14*	Verso Paper Corp. 2008 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for Executives (form).(14)

10.15*	Verso Paper Corp. Senior Executive Bonus Plan (form).(4)

10.16*	Verso Paper Corp. 2009 Long-Term Cash Award Program for Executives.(10)

10.17*
Employment Agreement dated as of November 16, 2006, between Mike Jackson and Verso Paper Holdings LLC,(1) as supplemented by Letter Agreement dated as of November 16, 2006, between Verso Paper Holdings LLC and Mike Jackson,(1) as amended by First Amendment to Employment Agreement dated as of January 1, 2008, between Mike Jackson and Verso Paper Holdings LLC,(15) and Second Amendment to Employment Agreement dated as of December 31, 2008, between Mike Jackson and Verso Paper Holdings LLC.(16)

10.18*	Letter Agreement dated as of February 16, 2007, between Verso Paper Management LP and Mike Jackson.(1)

10.19*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Lyle J. Fellows,(15) as amended by First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Lyle J. Fellows.(16)

10.20*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Michael A. Weinhold,(15) as amended by First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Michael A. Weinhold.(16)

10.21*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Robert P. Mundy,(15) as amended by First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Robert P. Mundy.(16)

10.22*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Peter H. Kesser,(15) as amended by First Amendment to Confidentiality and Non-Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Peter H. Kesser.(16)

10.23*	Letter Agreement dated as of November 1, 2006, between Verso Paper Management LP and L.H. Puckett.(1)

10.24*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(4)

10.25*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by Adoption Agreement effective as of December 1, 2008, and as amended by Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010.(17)

10.26*	Executive Retirement Program effective as of January 1, 2010.(17)

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Verso Paper Corp.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3
Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.4
Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)
Incorporated by reference to Amendment No. 1  to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-142283) filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2007.

(2)	Incorporated by reference to Amendment No. 1 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on February 13, 2008.

(3)	Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on May 8, 2008.

(4)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 28, 2008.

(5)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(6)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on June 11, 2009.

(7)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 15, 2010.

(8)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 26, 2011.

(9)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on February 10, 2011.

(10)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 6, 2009.

(11)	Incorporated by reference to Verso Paper Holding LLC’s Registration Statement on Form S-4 (Registration No. 333-174841), filed with the SEC on June 10, 2011.

(12)	Incorporated by reference to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on December 20, 2007.

(13)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009.

(14)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on September 25, 2009.

(15)	Incorporated by reference to Amendment No. 2 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 2, 2008.

(16)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on January 2, 2009.

(17)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2009.

*	An asterisk denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 6, 2012

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

Signature	Position	Date

/s/ Michael A. Jackson	President, Chief Executive Officer and Director	March 6, 2012
Michael A. Jackson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 6, 2012
Robert P. Mundy	(Principal Financial and Accounting Officer)

/s/ Michael E. Ducey	Director	March 6, 2012
Michael E. Ducey

	Director	March 6, 2012
Thomas Gutierrez

/s/ Scott M. Kleinman	Director	March 6, 2012
Scott M. Kleinman

/s/ David W. Oskin	Director	March 6, 2012
David W. Oskin

/s/ Eric L. Press	Director	March 6, 2012
Eric L. Press

/s/ L.H. Puckett, Jr.	Director	March 6, 2012
L.H. Puckett, Jr.

/s/ David B. Sambur	Director	March 6, 2012
David B. Sambur

/s/ Jordan C. Zaken	Director	March 6, 2012
Jordan C. Zaken

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 6, 2012

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

Signature	Position	Date

/s/ Michael A. Jackson	President, Chief Executive Officer and Director	March 6, 2012
Michael A. Jackson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 6, 2012
Robert P. Mundy	(Principal Financial and Accounting Officer)

/s/ Michael E. Ducey	Director	March 6, 2012
Michael E. Ducey

/s/ Scott M. Kleinman	Director	March 6, 2012
Scott M. Kleinman

/s/ David W. Oskin	Director	March 6, 2012
David W. Oskin

/s/ L.H. Puckett, Jr.	Director	March 6, 2012
L.H. Puckett, Jr.

/s/ David B. Sambur	Director	March 6, 2012
David B. Sambur

/s/ Jordan C. Zaken	Director	March 6, 2012
Jordan C. Zaken

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the consolidated financial statements of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated March 5, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2012

S-1

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the consolidated financial statements of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated March 5, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2012

S-2

Schedule I – Valuation Accounts
Verso Paper Corp. and Verso Paper Holdings LLC
For the Years Ended December 31, 2009, 2010, and 2011

	Balance at	Charged to	Charge-off	Balance
	Beginning	Cost and	Against	at End of
(Dollars in thousands)	of Period	Expenses	Allowances	Period
Allowance for uncollectible accounts included in Accounts receivable on the consolidated balance sheets
Year Ended December 31, 2009	$1,893	$432	$(1,356)	$969
Year Ended December 31, 2010	$969	$214	$(398)	$785
Year Ended December 31, 2011	$785	$156	$(33)	$908

S-3