Form 10-Q
period 2012-03-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2012-05-14
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, Verso Paper Corp. had 52,907,984 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$56,209	$94,869	$56,135	$94,795
Accounts receivable, net	119,423	128,086	119,549	128,213
Inventories	192,820	166,876	192,820	166,876
Prepaid expenses and other assets	6,681	3,239	6,681	3,238
Total current assets	375,133	393,070	375,185	393,122
Property, plant, and equipment, net	907,410	934,699	907,410	934,699
Reforestation	13,587	13,671	13,587	13,671
Intangibles and other assets, net	78,921	80,035	101,926	102,950
Total assets	$1,375,051	$1,421,475	$1,398,108	$1,444,442

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112,233	$109,683	$113,020	$110,589
Accrued liabilities	79,075	140,756	78,094	139,682
Current maturities of long-term debt	86,166	-	-	-
Total current liabilities	277,474	250,439	191,114	250,271
Long-term debt	1,259,014	1,262,459	1,282,319	1,201,077
Other liabilities	61,866	62,465	53,764	54,278
Total liabilities	1,598,354	1,575,363	1,527,197	1,505,626
Commitments and contingencies (Note 12)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,951,379 shares issued and 52,907,984 outstanding
on March 31, 2012, and 52,630,965 shares issued and
52,605,314 outstanding on December 31, 2011)	530	526	n/a	n/a
Treasury stock -- at cost (43,395 shares on March 31, 2012 and
25,651 shares on December 31, 2011)	(64)	(53)	n/a	n/a
Paid-in-capital	217,047	216,485	321,676	321,110
Retained deficit	(416,117)	(342,188)	(426,066)	(353,636)
Accumulated other comprehensive loss	(24,699)	(28,658)	(24,699)	(28,658)
Total deficit	(223,303)	(153,888)	(129,089)	(61,184)
Total liabilities and equity	$1,375,051	$1,421,475	$1,398,108	$1,444,442

Included in the balance sheet line items above are related-party balances as follows (Note 9):
Accounts receivable	$8,985	$9,890	$9,111	$10,016
Intangibles and other assets, net	-	-	23,305	23,305
Accounts payable	518	743	518	743
Accrued liabilities	-	-	126	126
Long-term debt	-	-	23,305	23,305

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$375,295	$416,592	$375,295	$416,592
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	337,280	352,528	337,280	352,528
Depreciation, amortization, and depletion	31,423	31,347	31,423	31,347
Selling, general, and administrative expenses	18,818	18,634	18,767	18,583
Restructuring and other charges	85	-	85	-
Total operating expenses	387,606	402,509	387,555	402,458
Operating income (loss)	(12,311)	14,083	(12,260)	14,134
Interest income	(2)	(34)	(380)	(412)
Interest expense	32,119	32,389	30,917	31,344
Other loss, net	29,570	26,327	29,570	26,176
Loss before income taxes	(73,998)	(44,599)	(72,367)	(42,974)
Income tax benefit	(69)	(2)	-	-
Net loss	$(73,929)	$(44,597)	$(72,367)	$(42,974)

Loss per common share
Basic	$(1.40)	$(0.84)
Diluted	(1.40)	(0.84)
Weighted average common shares outstanding (in thousands)
Basic	52,686	53,114
Diluted	52,686	53,114
Included in the financial statement line items above are related-party transactions as follows (Note 9):
Net sales	$31,636	$42,994	$31,636	$42,994
Purchases included in cost of products sold	1,354	1,813	1,354	1,813
Interest income	-	-	(379)	(379)
Interest expense	-	-	379	379

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net Loss	$(73,929)	$(44,597)	$(72,367)	$(42,974)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	(1,246)	(158)	(1,246)	(158)
Reclassification from accumulated other comprehensive loss to net loss	4,640	1,271	4,640	1,271
Defined benefit pension plan amortization of net loss and prior service cost	565	392	565	392
Other comprehensive income	3,959	1,505	3,959	1,505
Comprehensive loss	$(69,970)	$(43,092)	$(68,408)	$(41,469)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011

							Accumulated
							Other	Total
						Total	Comprehensive	Stockholders'
	Common	Common	Treasury	Treasury	Paid-in-	Retained	Income	Equity
(Dollars and shares in thousands)	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2010	52,467	$525	-	$-	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	-	-	-	-	-	(44,597)	-	(44,597)
Other comprehensive income	-	-	-	-	-	-	1,505	1,505
Common stock issued for restricted stock	153	2	-	-	(2)	-	-	-
Stock option exercise	5	-	-	-	15	-	-	15
Equity award expense	-	-	-	-	645	-	-	645
Balance - March 31, 2011	52,625	$527	-	$-	$214,708	$(249,724)	$(14,749)	$(49,238)

Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	-	-	-	-	-	(73,929)	-	(73,929)
Other comprehensive income	-	-	-	-	-	-	3,959	3,959
Common stock issued for restricted stock, net	320	4	(17)	(11)	(4)	-	-	(11)
Equity award expense	-	-	-	-	566	-	-	566
Balance - March 31, 2012	52,951	$530	(43)	$(64)	$217,047	$(416,117)	$(24,699)	$(223,303)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011

			Accumulated
			Other	Total
			Comprehensive	Member's
	Paid-in-	Retained	Income	Equity
(Dollars in thousands)	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Net loss	-	(42,974)	-	(42,974)
Other comprehensive income	-	-	1,505	1,505
Equity award expense	645	-	-	645
Balance - March 31, 2011	$319,335	$(273,993)	$(14,749)	$30,593

Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	-	(63)	-	(63)
Net loss	-	(72,367)	-	(72,367)
Other comprehensive income	-	-	3,959	3,959
Equity award expense	566	-	-	566
Balance - March 31, 2012	$321,676	$(426,066)	$(24,699)	$(129,089)

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Cash Flows From Operating Activities:
Net loss	$(73,929)	$(44,597)	$(72,367)	$(42,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	31,423	31,347	31,423	31,347
Amortization of debt issuance costs	1,323	1,468	1,233	1,378
Accretion of discount on long-term debt	976	1,053	976	1,053
Loss on early extinguishment of debt	29,971	26,092	29,971	26,092
Loss (gain) on disposal of fixed assets	(269)	309	(269)	309
Equity award expense	566	645	566	645
Other - net	4,529	(203)	4,529	(203)
Changes in assets and liabilities:
Accounts receivable	23,339	(30,000)	23,339	(30,122)
Inventories	(25,944)	(26,134)	(25,944)	(26,134)
Prepaid expenses and other assets	(262)	(3,031)	(262)	(3,056)
Accounts payable	333	(1,709)	215	(1,718)
Accrued liabilities	(62,587)	(37,987)	(63,889)	(39,349)
Net cash used in operating activities	(70,531)	(82,747)	(70,479)	(82,732)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	378	24	378	24
Transfers (to) from restricted cash, net	(292)	3,818	(292)	3,818
Capital expenditures	(16,990)	(13,242)	(16,990)	(13,242)
Net cash used in investing activities	(16,904)	(9,400)	(16,904)	(9,400)
Cash Flows From Financing Activities:
Proceeds from long-term debt	341,191	394,618	341,191	394,618
Debt issuance costs	(6,950)	(10,457)	(6,950)	(10,458)
Repayments of long-term debt	(285,455)	(389,998)	(285,455)	(389,998)
Cash distributions	-	-	(63)
Acquisition of treasury stock	(11)	-	-	-
Proceeds from issuance of common stock	-	15	-	-
Net cash provided by (used in) financing activities	48,775	(5,822)	48,723	(5,838)
Change in cash and cash equivalents	(38,660)	(97,969)	(38,660)	(97,970)
Cash and cash equivalents at beginning of period	94,869	152,780	94,795	152,706
Cash and cash equivalents at end of period	$56,209	$54,811	$56,135	$54,736

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2012, AND DECEMBER 31, 2011, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

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

We operate in the following three market segments: coated papers; hardwood market pulp; and other, consisting of specialty papers.  Our core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products are used in catalogs, magazines, retail inserts, and commercial print.

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011. The December 31, 2011, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  All material intercompany balances and transactions are eliminated.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2011.

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

ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides clarifying guidance on how to measure fair value and additional disclosure requirements. The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current GAAP.  ASU No. 2011-04 is effective for annual and interim periods beginning after December 15, 2011, which for us is January 1, 2012, and had no impact on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2012, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended
	March 31,
(In thousands, except per share data)	2012	2011
Net loss available to common shareholders	$(73,929)	$(44,597)

Weighted average common stock outstanding	52,300	52,740
Weighted average restricted stock	386	374
Weighted average common shares outstanding - basic	52,686	53,114
Dilutive shares from stock options	-	-
Weighted average common shares outstanding - diluted	52,686	53,114

Basic loss per share	$(1.40)	$(0.84)

Diluted loss per share	$(1.40)	$(0.84)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2012 or 2011.

For the three-month periods ended March 31, 2012 and 2011, respectively, 1,916,000 and 1,552,000 weighted average potentially dilutive shares from options with weighted average exercise prices per share of $3.68 and $3.56, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the condensed consolidated balance sheets (see also Note 4).

Inventories by major category include the following:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Raw materials	$33,421	$27,953
Woodyard logs	15,109	5,931
Work-in-process	23,489	19,120
Finished goods	92,982	87,585
Replacement parts and other supplies	27,819	26,287
Inventories	$192,820	$166,876

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

On March 31, 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Asset retirement obligations, January 1	$11,233	$13,660
Accretion expense	201	195
Settlement of existing liabilities	(56)	(55)
Adjustment to existing liabilities	419	-
Asset retirement obligations, March 31	$11,797	$13,800

In addition to the above obligations, we may be required to remove certain materials from our facilities, or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to reasonably estimate any such potential obligations.  Accordingly, we will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For both the three-month periods ended March 31, 2012 and 2011, interest costs of 0.7 million were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.1 million and $30.9 million for the three-month periods ended March 31, 2012 and 2011, respectively.

4.	INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $6.9 million
on March 31, 2012, and $6.7 million on December 31, 2011	$6,420	$6,620	$6,420	$6,620
Patents, net of accumulated amortization of $0.7 million on
March 31, 2012, and $0.6 million on December 31, 2011	497	526	497	526
Total amortizable intangible assets	6,917	7,146	6,917	7,146
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $15.2 million on
March 31, 2012, and $17.8 million on December 31, 2011, for
Verso Paper, and net of accumulated amortization of $13.3 million on March 31, 2012, and $16.1 million on December 31, 2011,
for Verso Holdings	26,886	24,483	26,586	24,093
Deferred major repair	10,221	12,294	10,221	12,294
Replacement parts, net	3,972	4,257	3,972	4,257
Loan to affiliate	-	-	23,305	23,305
Restricted cash	3,852	3,560	3,852	3,560
Other	5,600	6,822	5,600	6,822
Total other assets	50,531	51,416	73,536	74,331
Intangibles and other assets	$78,921	$80,035	$101,926	$102,950
Certain previously reported amounts have been reclassified to agree with current presentation.

Amortization expense of intangibles was $0.2 million and $0.3 million for the three-month periods ended March 31, 2012 and 2011, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2012	$686
2013	815
2014	715
2015	615
2016	567

5.	LONG-TERM DEBT

A summary of long-term debt is as follows:

		March 31, 2012			December 31, 2011
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facility	8/1/2012	-	$-	$-	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	42,826	46,928	302,820	316,260
11.75% Senior Secured Notes (2)	1/15/2019	11.75%	341,203	348,019	-	-
8.75% Second Priority Senior Secured Notes (3)	2/1/2019	8.75%	394,769	227,700	394,736	257,063
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.30%	180,216	155,887	180,216	112,635
11.38% Senior Subordinated Notes	8/1/2016	11.38%	300,000	178,500	300,000	122,550
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total long-term debt for Verso Paper Holdings LLC			1,282,319	980,339	1,201,077	831,813
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.95%	86,166	47,391	84,687	46,578
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt	2/1/2013	6.95%	(86,166)	(47,391)	-	-
Eliminate loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,259,014	$957,034	$1,262,459	$855,086
(1) Par value of $44,427 on March 31, 2012, and $315,000 on December 31, 2011.
(2) Par value of $345,000 on March 31, 2012
(3) Par value of $396,000 on March 31, 2012 and December 31, 2011.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense	$31,473	$31,647	$30,362	$30,693
Cash interest paid	61,893	55,556	62,272	55,812
Debt issuance cost amortization (1)	1,323	1,468	1,233	1,378
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facility.  Verso Holdings’ $200.0 million revolving credit facility had no amounts outstanding, $39.9 million in letters of credit issued, and $160.1 million available for future borrowing as of March 31, 2012.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility will mature on August 1, 2012.

On May 4, 2012, Verso Holdings entered into new senior credit facilities consisting of a $150.0 million asset-based loan revolving credit facility, or “ABL Facility,” and a $50.0 million cash-flow revolving credit facility, or “Cash Flow Facility.”  The new senior credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  The indebtedness under the new senior credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of May 4, 2012, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the new senior credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The new senior credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the existing second-lien notes, 11.38% senior subordinated notes, or senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the new senior credit facilities will mature on such earlier date.  The new senior credit facilities replace the existing $200.0 million revolving credit facility and are being utilized in lieu of the previously announced commitments from lenders for a $100.0 million accounts receivable securitization facility and a new and/or extended $55.0 million first-priority revolving credit facility.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350.0 million aggregate principal amount of 11.5% senior secured notes due 2014.  In March 2011, Verso Holdings repurchased and retired $35.0 million aggregate principal amount of the notes.  Verso Holdings recognized a loss of $3.6 million in the first quarter of 2011 on the repurchased debt, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  On March 21, 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of the notes pursuant to a tender offer.  Verso Holdings recognized a loss of $30.0 million in the first quarter of 2012 on the repurchased debt, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  On April 30, 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes.  Following such repurchase and redemption, there are no outstanding 11.5% senior secured notes due 2014.

11.75% Senior Secured Notes due 2019.  On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

The estimated net proceeds from the March 2012 issuance of the 11.75% senior secured notes, after deducting the discount, underwriting fees and offering expenses, were $332.7 million.  On March 21, 2012, Verso Holdings used $285.5 million of the net proceeds to repurchase and retire $270.6 million aggregate principal amount of its 11.5% senior secured notes due 2014.  On April 30, 2012, Verso Holdings paid $48.3 million from the remaining net proceeds and available cash to redeem the remaining outstanding $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014.

8.75% Second Priority Senior Secured Notes due 2019.  In January and February 2011, Verso Holdings issued a $360.0 million and $36.0 million, respectively, aggregate principal amount of 8.75% second priority senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes will mature on February 1, 2019.

The net proceeds from the January 2011 issuance of the 8.75% second priority senior secured notes, after deducting the discount, underwriting fees and offering expenses, were $347.8 million.  In the first quarter of 2011, Verso Holdings used a total of $353.9 million of the net proceeds and available cash to repurchase or redeem and retire a total of $337.1 million aggregate principal amount of its 9.13% second priority senior secured notes due 2014.  Following such repurchases and redemption, there are no outstanding 9.13% second priority senior secured notes due 2014.  Verso Holdings recognized a total loss of $22.5 million in the first quarter of 2011 on the retired debt, including the write-off of unamortized debt issuance costs.

The net proceeds from the February 2011 issuance of the 8.75% second priority senior secured notes, including a premium and after deducting the underwriting fees and offering expenses, were $36.1 million.  In March 2011, Verso Holdings used these net proceeds to redeem and retire $35.0 million aggregate principal amount of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of March 31, 2012, the interest rate on the notes was 4.30% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes will mature on August 1, 2014.

On March 28, 2012, Verso Holdings commenced an exchange offer and consent solicitation for the outstanding $180.2 million aggregate principal amount of its second priority senior secured floating rate notes due 2014, or the “Second Lien Exchange Offer.”   On May 11, 2012, pursuant to the Second Lien Exchange Offer, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% secured notes due 2019 and paid approximately $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the second priority senior secured floating rate notes.  Following the exchange, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes remain outstanding.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% senior subordinated notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes will mature on August 1, 2016.

On April 25, 2012, Verso Holdings commenced an exchange offer and consent solicitation for up to $157.5 million aggregate principal amount of the outstanding $300.0 million aggregate principal amount of its 11.38% senior subordinated notes due 2016, or the “Subordinated Notes Exchange Offer.”  On May 11, 2012, pursuant to the Subordinated Notes Exchange Offer, Verso Holdings issued $104.7 million aggregate principal amount of 11.75% secured notes due 2019 and paid approximately $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% senior subordinated notes.  Following the exchange, $142.5 million aggregate principal amount of the 11.38% senior subordinated notes remain outstanding.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In December 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” a consolidated variable interest entity (see Note 11 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $86.2 million outstanding on its senior unsecured term loan as of March 31, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of March 31, 2012, the weighted-average interest rate on the loan was 6.95% per year. Verso Finance elected to exercise the PIK option for $1.5 million and $1.3 million of interest payments due in the first quarter of 2012 and 2011, respectively.  The loan will mature on February 1, 2013.   As of March 31, 2012, the loan is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

As of March 31, 2012, we were in compliance with the covenants in our debt agreements.

6.	RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for hourly employees at the Androscoggin, Bucksport, and Sartell mills who were hired prior to July 1, 2004.  These employees generally are eligible to participate in the pension plan upon completion of one year of service and the attainment of age 21.  Hourly employees at Bucksport and Sartell who are classified as new hires, and who are not recalled, on or after May 1, 2011, are not eligible to participate in the pension plan, and other employees hired after June 30, 2004, who are not eligible to participate in the pension plans, receive an additional company contribution to their accounts under our 401(k) savings plan. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Components of net periodic benefit cost:
Service cost	$1,771	$1,674
Interest cost	719	631
Expected return on plan assets	(698)	(645)
Amortization of prior service cost	196	294
Amortization of actuarial loss	369	98
Net periodic benefit cost	$2,357	$2,052

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In the first quarter of 2012, we made contributions of $1.9 million and made an additional contribution of $2.1 million in April 2012. We expect to make additional contributions of approximately $7.4 million in 2012. We made contributions of $1.5 million in the first quarter of 2011.

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of March 31, 2012, and December 31, 2011.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2012
Pooled funds(1):
Fixed income funds(2)	$27,345	$-	$27,345	$-
Domestic equity funds - large cap	8,834	-	8,834	-
Domestic equity funds - small cap	1,683	-	1,683	-
International equity funds	1,683	-	1,683	-
Money market funds	1,262	-	1,262	-
Other funds(3)	1,262	-	1,262	-
Total assets at fair value	$42,069	$-	$42,069	$-
December 31, 2011
Pooled funds(1):
Fixed income funds(2)	$25,274	$-	$25,274	$-
Domestic equity funds - large cap	8,165	-	8,165	-
Domestic equity funds - small cap	1,555	-	1,555	-
International equity funds	1,555	-	1,555	-
Money market funds	1,167	-	1,167	-
Other funds(3)	1,167	-	1,167	-
Total assets at fair value	$38,883	$-	$38,883	$-
(1)	Value is determined based on the net asset value of units held by the plan at period end.
(2)	This class consists of funds that invest primarily in corporate debt securities, U.S. federal government obligations, and mortgage- and asset-backed securities.
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

We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for forecasted future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  Historically, we have designated our energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.

One of the requirements that we must evaluate when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective.  A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the anticipated cash flows of the hedged transaction.  We must test the effectiveness at the inception of the hedging relationship and quarterly thereafter.  If the relationship fails this test at any time, we are required to discontinue hedge accounting treatment prospectively.  The requirements necessary to apply hedge accounting to these contracts are complex and must be documented at the inception as well as throughout the term of the contract.  If we fail to accurately document these requirements, the contact is not eligible for hedge accounting treatment and any changes in the fair value of the contract must be recognized in current earnings. The accompanying financial statements reflect the discontinuation of hedge accounting for certain contracts that failed to qualify for hedge accounting.  Additionally, effective April 1, 2012, management elected to de-designate the remaining energy swaps that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.  As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2012, will be recognized immediately in Cost of products sold.  Prior to March 31, 2012, to the extent the hedge was effective, the change in fair value was deferred through Accumulated other comprehensive income.  The amount in Accumulated other comprehensive income at the time a contract is de-designated is reclassified into Cost of products sold when the contract settles, or sooner if management determines that the forecasted transaction is probable of not occurring.  Energy swaps continue to be utilized as economic hedges designed to mitigate the risk of changes in commodity prices for future energy purchase commitments.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	March 31, 2012			December 31, 2011
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(Dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivative contracts designated as
hedging instruments
Fixed price energy swaps - MMBtu's	739,205	$-	$(1,406)	2,988,107	$-	$(4,680)	Accrued liabilties
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps - MMBtu's	6,347,688	$-	$(12,304)	4,891,187	$-	$(7,663)	Accrued liabilties

Counterparties to the energy swaps we enter into may require us to fund the margin associated with any loss position on the contracts.  We had restricted cash deposits totaling $1.1 million related to margin calls on our outstanding energy swaps as of March 31, 2012.

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive income and the consolidated statements of operations:

	Loss Recognized		Loss Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
			Three Months Ended		Loss on
	March 31,	December 31,	March 31,		Statements
(Dollars in thousands)	2012	2011	2012	2011	of Operations
Derivative contracts designated as
hedging instruments
Fixed price energy swaps(1)	$(1,551)	$(4,826)	$(283)	$(1,271)	(2)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps(1)	$-	$-	$(4,357)	$-	(2)
(1) Net losses at March 31, 2012, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 25 months.
(2) Loss reclassified from Accumulated OCI to earnings is included in Cost of products sold.

			Loss Recognized
	Loss Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Loss on
	Three Months Ended March 31,				Statements
(Dollars in thousands)	2012	2011	2012	2011	of Operations
Derivative contracts designated as
hedging instruments
Fixed price energy swaps	$(48)	$(346)	$(2)	$(4)	(1)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps	$(3,559)	$-	$-	$-	(1)
(1) Loss recognized in earnings is included in Cost of products sold.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
▪  Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Deferred compensation assets	$2,844	$2,844	$-	$-
Liabilities:
Commodity swaps	$13,710	$-	$13,710	$-
Deferred compensation liabilities	2,844	2,844	-	-
December 31, 2011
Assets:
Deferred compensation assets	$2,672	$2,672	$-	$-
Regional Greenhouse Gas Initiative carbon credits	425	-	425	-
Liabilities:
Commodity swaps	$12,343	$-	$12,343	$-
Deferred compensation liabilities	2,672	2,672	-	-
Fair values are based on observable market data.

We did not record any impairment charges on long-lived assets and no significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the three months ended March 31, 2012 or 2011.

9.	RELATED PARTY TRANSACTIONS

Sales to and Purchases from related parties — We had net sales to xpedx, a business of International Paper, and its affiliated companies of approximately $31.6 million for the first quarter of 2012, compared to $43.0 million for the same period in 2011. We had purchases from related parties, primarily xpedx and its affiliated companies, of approximately $1.4 million and $1.8 million, included in cost of products sold for the first quarter of 2012 and 2011, respectively.

Accounts receivable from and payable to related parties — We had accounts receivable from xpedx and its affiliated companies of approximately $9.0 million and $9.9 million as of March 31, 2012 and December 31, 2011, respectively.  We had accounts payable to related parties, primarily xpedx and its affiliated companies, of approximately $0.5 million and $0.7 million as of March 31, 2012 and December 31, 2011, respectively.

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

Distributions to Verso Finance — Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $1.5 million and $1.3 million of interest payments due in the first quarter of 2012 and 2011, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings. Verso Holdings made negligible distributions to Vero Finance for the quarter ended March 31, 2012, and made no distributions for the same period in 2011. Verso Holdings has no obligation to make distributions to Verso Finance.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” a consolidated variable interest entity (see Note 11 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both March 31, 2012, and December 31, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for both the three months ended March 31, 2012 and 2011, Verso Holdings recognized interest income from Verso Finance of $0.4 million; and the Investment Fund recognized interest expense to Verso Finance of $0.4 million.

Verso Paper — As of March 31, 2012, Verso Holdings had $0.8 million in current payables due to Verso Paper compared to $0.9 million for 2011.  Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions for the three months ended March 31, 2012 were negligible. No distributions were made for the three months ended March 31, 2011.

10.	RESTRUCTURING AND OTHER CHARGES

In 2011, we permanently shut down the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota, thereby reducing annual production capacity by 193,000 tons.  The following table details the cumulative charges incurred related to the shut-down through March 31, 2012:

(Dollars in thousands)	Total Restructuring Charges	Recognized and/or paid as of March 31, 2012	Remaining Costs to be Paid
Severance and benefit costs	$15,146	$13,528	$1,618
Accelerated depreciation of property, plant and equipment	7,068	7,068	-
Write-off of related spare parts and inventory	2,080	2,080	-
Other miscellaneous costs	255	187	68
Total restructuring costs	$24,549	$22,863	$1,686

The following details the changes in our associated shut-down liability during the quarter ended March 31, 2012, which is included in Accrued liabilities on our condensed consolidated balance sheets:

Three Months
Ended
(Dollars in thousands)	March 31, 2012
Balance of reserve at December 31, 2011	$10,763
Purchase obligations payments	(22)
Severance and benefit payments	(9,055)
Balance of reserve at March 31, 2012	$1,686

The following table details the charges incurred related to the shut-down as included in Restructuring and other charges on our condensed consolidated statements of operations for the quarter ended March 31, 2012:

Three Months
Ended
(Dollars in thousands)	March 31, 2012
Severance and benefit costs	$142
Write-off of related spare parts and inventory	(198)
Other miscellaneous costs	141
Total restructuring costs	$85

There were no restructuring and other charges for the quarter ended March 31, 2011.

11.	NEW MARKET TAX CREDIT ENTITIES

In 2010 we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at our mill in Quinnesec, Michigan in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.”  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly-owned subsidiary.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) were used to partially fund the renewable energy project.

In 2010 Chase also contributed $9.0 million to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of March 31, 2012 and December 31, 2011:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Current assets	$64	$81	$64	$81
Non-current assets	85	85	23,390	23,390
Total assets	$149	$166	$23,454	$23,471
Current liabilities	62	79	189	205
Long-term debt	-	-	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,985	$8,002	$31,417	$31,433
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

12.	COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — We have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports our mill in Bucksport, Maine.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of March 31, 2012, we had $0.2 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

13.	INFORMATION BY INDUSTRY SEGMENT

Our reporting segments correspond to the following three market segments in which we operate: coated papers, including coated groundwood and coated freesheet; hardwood market pulp; and other, consisting of specialty papers.  We operate primarily in one geographic segment, North America.  Our products are used primarily in media and marketing applications, including magazines, catalogs and commercial printing applications such as high-end advertising brochures, annual reports and direct-mail advertising.

The following table summarizes the industry segment data for the three-month periods ended March 31, 2012 and 2011:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Net Sales:
Coated papers	$303,215	$351,690	$303,215	$351,690
Hardwood market pulp	32,870	35,737	32,870	35,737
Other	39,210	29,165	39,210	29,165
Total	$375,295	$416,592	$375,295	$416,592
Operating Income (Loss):
Coated papers	$(8,862)	8,173	$(8,811)	8,224
Hardwood market pulp	961	9,264	961	9,264
Other	(4,410)	(3,354)	(4,410)	(3,354)
Total	$(12,311)	$14,083	$(12,260)	$14,134
Depreciation, Amortization, and Depletion:
Coated papers	$24,620	$25,116	$24,620	$25,116
Hardwood market pulp	4,273	4,283	4,273	4,283
Other	2,530	1,948	2,530	1,948
Total	$31,423	$31,347	$31,423	$31,347
Capital Spending:
Coated papers	$15,450	$9,165	$15,450	$9,165
Hardwood market pulp	919	3,861	919	3,861
Other	621	216	621	216
Total	$16,990	$13,242	$16,990	$13,242

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

Verso Holdings,  the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., the “Subsidiary Issuer,” are the issuers of 11.75% senior secured notes due 2019, 11.5% senior secured notes due 2014, 8.75% second priority senior secured notes due 2019, second priority senior secured floating rate notes due 2014, and 11.38% senior subordinated notes due 2016 (collectively, the “Notes”).  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
March 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$-	$-	$56,078	$-	$57	$-	$56,135
Accounts receivable, net	-	-	104,873	14,676	-	-	119,549
Inventories	-	-	192,820	-	-	-	192,820
Prepaid expenses and other assets	-	-	6,674	-	7	-	6,681
Current assets	-	-	360,445	14,676	64	-	375,185
Property, plant, and equipment, net	-	-	892,503	15,195	-	(288)	907,410
Intercompany/affiliate receivable	1,300,157	-	-	222	31,153	(1,331,532)	-
Investment in subsidiaries	(154,865)	-	11	-	-	154,854	-
Other non-current assets(1)	-	-	114,356	1,072	17	68	115,513
Total assets	$1,145,292	$-	$1,367,315	$31,165	$31,234	$(1,176,898)	$1,398,108
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$-	$-	$112,957	$8	$62	$(7)	$113,020
Accrued liabilities	15,367	-	62,600	-	127	-	78,094
Current liabilities	15,367	-	175,557	8	189	(7)	191,114
Intercompany/affiliate payable	-	-	1,300,379	31,146	-	(1,331,525)	-
Long-term debt(2)	1,259,014	-	-	-	23,305	-	1,282,319
Other long-term liabilities	-	-	45,841	-	7,923	-	53,764
Member's (deficit) equity	(129,089)	-	(154,462)	11	(183)	154,634	(129,089)
Total liabilities and equity	$1,145,292	$-	$1,367,315	$31,165	$31,234	$(1,176,898)	$1,398,108
(1) Non-current assets of Guarantor Subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$-	$-	$94,722	$-	$73	$-	$94,795
Accounts receivable, net	-	-	128,213	-	-	-	128,213
Inventories	-	-	166,876	-	-	-	166,876
Prepaid expenses and other assets	-	-	3,230	-	8	-	3,238
Current assets	-	-	393,041	-	81	-	393,122
Property, plant, and equipment, net	-	-	904,901	30,086	-	(288)	934,699
Intercompany/affiliate receivable	1,249,306	-	-	340	31,153	(1,280,799)	-
Investment in subsidiaries	(84,459)	-	356	-	-	84,103	-
Other non-current assets(1)	-	-	115,461	1,076	30	54	116,621
Total assets	$1,164,847	$-	$1,413,759	$31,502	$31,264	$(1,196,930)	$1,444,442
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$-	$-	$110,517	$-	$79	$(7)	$110,589
Accrued liabilities	48,259	-	91,297	-	126	-	139,682
Current liabilities	48,259	-	201,814	-	205	(7)	250,271
Intercompany/affiliate payable	-	-	1,249,646	31,146	-	(1,280,792)	-
Long-term debt(2)	1,177,772	-	-	-	23,305	-	1,201,077
Other long-term liabilities	-	-	46,355	-	7,923	-	54,278
Member's (deficit) equity	(61,184)	-	(84,056)	356	(169)	83,869	(61,184)
Total liabilities and equity	$1,164,847	$-	$1,413,759	$31,502	$31,264	$(1,196,930)	$1,444,442
(1) Other non-current assets of Guarantor Subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$375,295	$-	$-	$-	$375,295
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	337,280	-	-	-	337,280
Depreciation, amortization, and depletion	-	-	31,064	359	14	(14)	31,423
Selling, general, and administrative expenses	-	-	19,167	(408)	8	-	18,767
Restructuring and other charges	-	-	85	-	-	-	85
Interest income	(31,188)	-	(380)	-	(387)	31,575	(380)
Interest expense	31,188	-	30,531	394	379	(31,575)	30,917
Other loss, net	29,971	-	(401)	-	-	-	29,570
Equity in net loss of subsidiaries	(42,396)	-	-	-	-	42,396	-
Net loss	$(72,367)	$-	$(42,051)	$(345)	$(14)	$42,410	$(72,367)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net Loss	$(72,367)	$-	$(42,051)	$(345)	$(14)	$42,410	$(72,367)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	-	-	(1,246)	-	-	-	(1,246)
Reclassification from accumulated other
comprehensive loss to net loss	-	-	4,640	-	-	-	4,640
Defined benefit pension plan amortization of
net loss and prior service cost	-	-	565	-	-	-	565
Other comprehensive income	-	-	3,959	-	-	-	3,959
Comprehensive loss	$(72,367)	$-	$(38,092)	$(345)	$(14)	$42,410	$(68,408)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$416,592	$-	$-	$-	$416,592
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	352,528	-	-	-	352,528
Depreciation, amortization, and depletion	-	-	31,341	6	14	(14)	31,347
Selling, general, and administrative expenses	-	-	18,506	(24)	101	-	18,583
Interest income	(31,781)	-	(396)	(16)	(387)	32,168	(412)
Interest expense	31,781	-	30,958	394	379	(32,168)	31,344
Other loss, net	26,092	-	84	-	-	-	26,176
Equity in net loss of subsidiaries	(16,882)	-	-	-	-	16,882	-
Net loss	$(42,974)	$-	$(16,429)	$(360)	$(107)	$16,896	$(42,974)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net Loss	$(42,974)	$-	$(16,429)	$(360)	$(107)	$16,896	$(42,974)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	-	-	(158)	-	-	-	(158)
Reclassification from accumulated other
comprehensive loss to net loss	-	-	1,271	-	-	-	1,271
Defined benefit pension plan amortization of
net loss and prior service cost	-	-	392	-	-	-	392
Other comprehensive income	-	-	1,505	-	-	-	1,505
Comprehensive loss	$(42,974)	$-	$(14,924)	$(360)	$(107)	$16,896	$(41,469)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(70,611)	$148	$(16)	$-	$(70,479)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	378	-	-	-	378
Transfers to (from) restricted cash	-	-	(288)	(4)	-	-	(292)
Return of investment in subsidiaries	63	-	(63)	-	-	-
Capital expenditures	-	-	(16,846)	(144)	-	-	(16,990)
Net cash used in investing activities	63	-	(16,819)	(148)	-	-	(16,904)
Cash flows from financing activities:
Proceeds from long-term debt	341,191	-	-	-	-	-	341,191
Repayments of long-term debt	(285,455)	-	-	-	-	-	(285,455)
Debt issuance costs	(8,626)	-	1,676	-	-	-	(6,950)
Cash distributions	(63)	-	-	-	-	-	(63)
Repayment of advances to subsidiaries	285,455	-	(285,455)	-	-	-	-
Advances to subsidiaries	(332,565)	-	332,565	-	-	-	-
Net cash (used in) provided by financing activities	(63)	-	48,786	-	-	-	48,723
Change in cash and cash equivalents	-	-	(38,644)	-	(16)	-	(38,660)
Cash and cash equivalents at beginning of period	-	-	94,722	-	73	-	94,795
Cash and cash equivalents at end of period	$-	$-	$56,078	$-	$57	$-	$56,135

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(81,520)	$(1,224)	$12	$-	$(82,732)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	24	-	-	-	24
Transfers to (from) restricted cash	-	-	(307)	4,125	-	-	3,818
Capital expenditures	-	-	(10,573)	(2,669)	-	-	(13,242)
Net cash used in investing activities	-	-	(10,856)	1,456	-	-	(9,400)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,378)	-	152	(232)	-	-	(10,458)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(384,240)	-	384,240	-	-	-	-
Net cash used in financing activities	-	-	(5,606)	(232)	-	-	(5,838)
Change in cash and cash equivalents	-	-	(97,982)	-	12	-	(97,970)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$54,720	$-	$16	$-	$54,736

15.	SUBSEQUENT EVENTS

On March 7, 2012, Verso Holdings commenced a tender offer to repurchase the outstanding $315.0 million aggregate principal amount of its 11.5% senior secured notes due 2014.  On March 21, 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of the notes.  On April 30, 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes.  Following the redemption, there are no outstanding 11.5% senior secured notes due 2014.

On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  The estimated net proceeds from the issuance of the notes, after deducting the discount, underwriting fees and offering expenses, were $332.7 million.  Verso Holdings used the net proceeds to fund the repurchase and redemption of the outstanding $315.0 million aggregate principal amount of its 11.5% senior secured notes due 2014.

On March 28, 2012, Verso Holdings commenced an exchange offer and consent solicitation for the outstanding $180.2 million aggregate principal amount of its second priority senior secured floating rate notes due 2014, or the “Second Lien Exchange Offer.”   On May 11, 2012, pursuant to the Second Lien Exchange Offer, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% secured notes due 2019 and paid approximately $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the second priority senior secured floating rate notes.  Following the exchange, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes remain outstanding.

The 11.75% secured notes due 2019 bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% senior secured notes due 2019 and senior to those securing the second priority senior secured floating rate notes due 2014 and the 8.75% second priority senior secured notes due 2019.  The notes will mature on January 15, 2019.

On April 25, 2012, Verso Holdings commenced an exchange offer and consent solicitation for up to $157.5 million aggregate principal amount of the outstanding $300.0 million aggregate principal amount of its 11.38% senior subordinated notes due 2016, or the “Subordinated Notes Exchange Offer.”  On May 11, 2012, pursuant to the Subordinated Notes Exchange Offer, Verso Holdings issued $104.7 million aggregate principal amount of 11.75% secured notes due 2019 and paid approximately $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% senior subordinated notes.  Following the exchange, $142.5 million aggregate principal amount of the 11.38% senior subordinated notes remain outstanding.

On May 4, 2012, Verso Holdings entered into new senior credit facilities, consisting of a $150.0 million asset-based loan revolving credit facility and a $50.0 million cash-flow revolving credit facility.  The new senior credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.

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

Financial Summary

Our net sales for the first quarter of 2012 decreased $41.3 million, or 9.9%, reflecting an 8.2% decrease in sales volume and a 1.9% decrease in the average sales price for all of our products.  Typically the first quarter is a seasonally slow quarter due to lower demand for coated paper.  However, prior year results were positively impacted by unusually high sales volume for coated papers in March of 2011.  The decline in sales volume for the first quarter of 2012 was also impacted by the permanent shutdown of three paper machines in the fourth quarter of 2011.  The lower average sales price for all of our products reflects a decline in the price of pulp while coated paper prices remained flat compared to the first quarter of 2011.  We announced a price increase of $60 per ton on coated groundwood and $30 per ton on coated freesheet, effective, May 1, 2012.  Additionally, three pulp price increases, each for $30 per metric ton, have been announced since March 1.

We continue to focus on our capital structure, refinancing our existing senior secured notes due 2014 with new senior secured notes due 2019.  On May 4, 2012, Verso Holdings entered into new senior credit facilities, consisting of a $150.0 million asset-backed revolving credit facility, or “ABL Facility,” and a $50.0 million cash-flow credit facility, or “Cash Flow Facility.”  These facilities replaced our existing $200.0 million revolving credit facility.  We also initiated exchange offers for our second priority senior secured floating rate notes due 2014 and for a portion of our senior subordinated notes due 2016, both of which will extend our maturity dates to 2019.

Our capital expenditures increased to $17.0 million in the first quarter of 2012 compared to $9.4 million, net of funds transferred from restricted cash, in the same period last year, reflecting our ongoing investment in our renewable energy strategy, including the Bucksport renewable energy project which continues to be on schedule.

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

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Net sales	$375,295	$416,592	$375,295	$416,592
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	337,280	352,528	337,280	352,528
Depreciation, amortization, and depletion	31,423	31,347	31,423	31,347
Selling, general, and administrative expenses	18,818	18,634	18,767	18,583
Restructuring and other charges	85	-	85	-
Total operating expenses	387,606	402,509	387,555	402,458
Operating income (loss)	(12,311)	14,083	(12,260)	14,134
Interest income	(2)	(34)	(380)	(412)
Interest expense	32,119	32,389	30,917	31,344
Other loss, net	29,570	26,327	29,570	26,176
Loss before income taxes	(73,998)	(44,599)	(72,367)	(42,974)
Income tax benefit	(69)	(2)	-	-
Net loss	$(73,929)	$(44,597)	$(72,367)	$(42,974)

First Quarter of 2012 Compared to First Quarter of 2011

Net Sales.  Net sales for the first quarter of 2012 decreased 9.9%, to $375.3 million from $416.6 million in the first quarter of 2011, as total sales volume decreased 8.2%.  The decline in total sales volume reflects the unusually high sales volume for coated papers in March of 2011 and the permanent shutdown of three paper machines in the fourth quarter of 2011.  The average sales price for all of our products decreased 1.9%, reflecting a decline in the price of pulp.

Net sales for our coated papers segment decreased 13.8% in the first quarter of 2012 to $303.2 million from $351.7 million for the same period in 2011, due to a 13.8% decrease in paper sales volume while the average paper sales price per ton remained flat.

Net sales for our market pulp segment decreased 8.0% to $32.9 million in the first quarter of 2012 from $35.7 million for the same period in 2011.  This decline reflects a 14.8% decrease in the average sales price per ton, which was partially offset by an increase of 8.0% in sales volume compared to the first quarter of 2011.

Net sales for our other segment increased 34.4% to $39.2 million in the first quarter of 2012 from $29.2 million in the first quarter of 2011.  The improvement in 2012 was due to a 33.6% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  The average sales price per ton was up slightly.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $368.7 million in the first quarter of 2012 compared to $383.9 million in 2011.  Our gross margin, excluding depreciation, amortization, and depletion, was 10.1% for the first quarter of 2012 compared to 15.4% for the first quarter of 2011.  Depreciation, amortization, and depletion expenses were $31.4 million in both the first quarter of 2012 and 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $18.8 million in the first quarter of 2012 compared to $18.6 million for the same period in 2011.

Interest expense.  Verso Paper’s interest expense for the first quarter of 2012 was $32.1 million compared to $32.4 million for the same period in 2011.  Verso Holdings’ interest expense for the first quarter of 2012 was $30.9 million compared to $31.3 million for the same period in 2011.

Other loss, net.  Other loss, net for Verso Paper was $29.6 million in the first quarter of 2012 compared to $26.3 million in the first quarter of 2011.  Other loss, net for Verso Holdings was $29.6 million in the first quarter of 2012 compared to $26.2 million in the first quarter of 2011.  Included in the results for the first quarter of 2012 and 2011, respectively, were losses of $30.0 million and $26.1 million related to the early retirement of debt in connection with debt refinancing.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as one criterion for evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.  Adjusted EBITDA is EBITDA further adjusted to exclude unusual items and other pro forma adjustments permitted in calculating covenant compliance under the indentures governing our notes.  Adjusted EBITDA is modified to align the mark-to-market impact of derivative contracts used to economically hedge a portion of future natural gas purchases with the period in which the contracts settle.  We believe that Adjusted EBITDA is an important measure that supplements discussions and analysis of our results of operations.  We believe that it is useful to investors to provide disclosures of our results of operations on the same basis as that used by management.  Management relies upon Adjusted EBITDA as a primary measure to review and assess operating performance of its business and its management team.  Adjusted EBITDA is also used to determine compliance with our financial covenants.  We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with U.S. GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities, determined in accordance with U.S. GAAP.

	Verso Paper
	Three		Three	Twelve
	Months	Year	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(Dollars in millions)	2011	2011	2012	2012
Cash flows from operating activities	$(82.7)	$14.5	$(70.5)	$26.7
Income tax expense	-	0.2	(0.1)	0.1
Amortization of debt issuance costs	(1.5)	(5.4)	(1.3)	(5.2)
Accretion of discount on long-term debt	(1.0)	(4.1)	(1.0)	(4.1)
Loss on early extinguishment of debt, net	(26.1)	(26.1)	(30.0)	(30.0)
Goodwill impairment	-	(18.7)	-	(18.7)
Equity award expense	(0.6)	(2.4)	(0.6)	(2.4)
Interest income	-	(0.1)	-	(0.1)
Interest expense	32.4	126.6	32.1	126.3
Other, net	(0.1)	(1.3)	(4.3)	(5.5)
Changes in assets and liabilities, net	98.8	31.7	65.2	(1.9)
EBITDA	19.2	114.9	(10.5)	85.2
Loss on early extinguishment of debt, net(1)	26.1	26.1	30.0	30.0
Goodwill impairment(2)	-	18.7	-	18.7
Restructuring and other charges(3)	-	24.5	0.1	24.6
Hedge losses(4)	-	7.5	4.7	12.2
Equity award expense(5)	0.6	2.4	0.6	2.4
Other items, net(6)	1.1	8.4	0.4	7.7
Adjusted EBITDA before pro forma effects of profitability program	47.0	202.5	25.3	180.8
(1)	Represents net losses related to debt refinancing.
(2)	Represents impairment of goodwill allocated to the coated paper segment.
(3)	Represents costs associated with the shut-down of three paper machines.
(4)	Represents unrealized losses on energy-related derivative contracts.
(5)	Represents amortization of non-cash incentive compensation.
(6)	Represents earnings adjustments for product development costs and other miscellaneous non-recurring items.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of March 31, 2012, $160.1 million was available for future borrowing under our revolving credit facility.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $58 million in cost reductions and continues to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$(70,531)	$(82,747)	$(70,479)	$(82,732)
Investing activities	(16,904)	(9,400)	(16,904)	(9,400)
Financing activities	48,775	(5,822)	48,723	(5,838)
Net change in cash and cash equivalents	$(38,660)	$(97,969)	$(38,660)	$(97,970)

Operating activities.  In the first quarter of 2012, Verso Paper’s net cash used in operating activities of $70.5 million reflects a net loss of $73.9 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt of $63.7 million and an increase in working capital of $67.8 million, primarily due to a decrease in accrued liabilities resulting from normal fluctuations in accrued interest payable.  In the first quarter of 2011, Verso Paper’s net cash used in operating activities of $82.7 million reflects a net loss of $44.6 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on the early extinguishment of debt of $60.0 million and an increase in working capital of $102.7 million, which included increases in inventory and accounts receivable and a decrease in accrued liabilities.  The increases in inventory and accounts receivable reflect the improved demand for our products and the decrease in accrued liabilities is the result of normal fluctuations in accrued interest payable.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first quarter of 2012, Verso Paper’s net cash used in investing activities of $16.9 million reflects capital expenditures.  This compares to $9.4 million of net cash used in investing activities in the first quarter of 2011, reflecting $13.2 million in capital expenditures net of funds transferred from cash restricted for use on a renewable energy project at our mill in Quinnesec, Michigan.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first quarter of 2012, Verso Paper’s net cash provided by financing activities was $48.8 million, reflecting $334.2 million in cash received from the issuance of $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019 after discount, underwriting fees and issuance costs, net of cash payments of $285.5 million to repurchase $270.6 million of our 11.5% senior secured notes due 2014 and pay related fees and charges.  In April 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amounts of the 11.5% senior secured notes due 2014.  In the first quarter of 2011, Verso Paper’s net cash used in financing activities was $5.8 million, reflecting cash payments of $390.0 million to repurchase $337.1 million of our 9.13% second priority senior secured notes and $35.0 million of our 11.5% first priority senior secured notes and pay related fees and charges, net of $384.2 million in cash received from the issuance of $396.0 million aggregate principal amount of 8.75% second priority senior secured notes net of discount, underwriting fees and issuance costs.  Verso Holdings’ financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facility.  Verso Holdings’ $200.0 million revolving credit facility had no amounts outstanding, $39.9 million in letters of credit issued, and $160.1 million available for future borrowing as of March 31, 2012.  The indebtedness under the revolving credit facility bears interest, payable quarterly, at a rate equal to LIBOR plus 3% or prime plus 2% per year.  Verso Holdings is required to pay a commitment fee to the lenders in respect of unutilized commitments under the revolving credit facility at a rate equal to 0.5% per year and customary letter of credit and agency fees.  The indebtedness under the revolving credit facility is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the revolving credit facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ tangible and intangible assets.  The revolving credit facility will mature on August 1, 2012.

On May 4, 2012, Verso Holdings entered into new senior credit facilities consisting of a $150.0 million ABL Facility and a $50.0 million Cash Flow Facility.  The new senior credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  The indebtedness under the new senior credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of May 4, 2012, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the new senior credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The new senior credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the existing second-lien notes, 11.38% senior subordinated notes, or senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the new senior credit facilities will mature on such earlier date.  The new senior credit facilities replaces the existing $200.0 million revolving credit facility and is being utilized in lieu of the previously announced commitments from lenders for a $100.0 million accounts receivable securitization facility and a new and/or extended $55.0 million first-priority revolving credit facility.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350.0 million aggregate principal amount of 11.5% senior secured notes due 2014.  In March 2011, Verso Holdings repurchased and retired $35.0 million aggregate principal amount of the notes.  On March 21, 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of the notes pursuant to a tender offer.  On April 30, 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes.  Following such repurchase and redemption, there are no outstanding 11.5% senior secured notes due 2014.

11.75% Senior Secured Notes due 2019.  On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

The estimated net proceeds from the March 2012 issuance of the 11.75% senior secured notes, after deducting the discount, underwriting fees and offering expenses, were $332.7 million.  On March 21, 2012, Verso Holdings used $285.5 million of the net proceeds to repurchase and retire $270.6 million aggregate principal amount of its 11.5% senior secured notes due 2014.  On April 30, 2012, Verso Holdings paid $48.3 million from the remaining net proceeds and available cash to redeem the remaining outstanding $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014.

8.75% Second Priority Senior Secured Notes due 2019.  In January and February 2011, Verso Holdings issued $360.0 million and $36.0 million, respectively, aggregate principal amount of 8.75% second priority senior secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes will mature on February 1, 2019.

The net proceeds from the January 2011 issuance of the 8.75% second priority senior secured notes, after deducting the discount, underwriting fees and offering expenses, were $347.8 million.  In the first quarter of 2011, Verso Holdings used a total of $353.9 million of the net proceeds and available cash to repurchase or redeem and retire a total of $337.1 million aggregate principal amount of its 9.13% second priority senior secured notes due 2014.  Following such repurchases and redemption, there are no outstanding 9.13% second priority senior secured notes due 2014.

The net proceeds from the February 2011 issuance of the 8.75% second priority senior secured notes, including a premium and after deducting the underwriting fees and offering expenses, were $36.1 million.  In March 2011, Verso Holdings used these net proceeds to redeem and retire $35.0 million aggregate principal amount of its 11.5% senior secured notes due 2014.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  As of March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of March 31, 2012, the interest rate on the notes was 4.30% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes will mature on August 1, 2014.

On March 28, 2012, Verso Holdings commenced an exchange offer and consent solicitation for the outstanding $180.2 million aggregate principal amount of its second priority senior secured floating rate notes due 2014, or the “Second Lien Exchange Offer.”   On May 11, 2012, pursuant to the Second Lien Exchange Offer, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% secured notes due 2019 and paid approximately $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the second priority senior secured floating rate notes.  Following the exchange, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes remain outstanding.

The 11.75% secured notes due 2019 bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% senior secured notes due 2019 and senior to those securing the second priority senior secured floating rate notes due 2014 and the 8.75% second priority senior secured notes due 2019.  The notes will mature on January 15, 2019.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% senior subordinated notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes will mature on August 1, 2016.

On April 25, 2012, Verso Holdings commenced an exchange offer and consent solicitation for up to $157.5 million aggregate principal amount of the outstanding $300.0 million aggregate principal amount of its 11.38% senior subordinated notes due 2016, or the “Subordinated Notes Exchange Offer.”  On May 11, 2012, pursuant to the Subordinated Notes Exchange Offer, Verso Holdings issued $104.7 million aggregate principal amount of 11.75% secured notes due 2019 and paid approximately $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% senior subordinated notes.  Following the exchange, $142.5 million aggregate principal amount of the 11.38% senior subordinated notes remain outstanding.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In December 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, the “Investment Fund,” a consolidated variable interest entity (see Note 11 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance pursuant to a 6.5% loan due 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $86.2 million outstanding on its senior unsecured term loan as of March 31, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of March 31, 2012, the weighted-average interest rate on the loan was 6.95% per year. Verso Finance elected to exercise the PIK option for $1.5 million and $1.3 million of interest payments due in the first quarter of 2012 and 2011, respectively.  The loan will mature on February 1, 2013.  As of March 31, 2012, the loan is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of March 31, 2012, we were in compliance with the covenants in our debt agreements.

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

During 2011, based on a combination of factors, including the difficult market conditions which resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs which have challenged the profitability of our products, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis.  Upon finalizing our analysis during the fourth quarter of 2011, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  We had no goodwill remaining as of December 31, 2011.

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

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facility, the second priority senior secured floating rate notes, and Verso Finance’s senior unsecured term loan accrue interest at variable rates; however, there were no amounts outstanding under the revolving credit facility as of March 31, 2012.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of March 31, 2012, would increase annual interest expense by $2.7 million (of which $0.9 million is attributable to Verso Finance’s senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of March 31, 2012, would increase annual interest expense by $1.8 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2012, we had net unrealized losses of $13.7 million on open commodity contracts with maturities of one to twenty-five months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.0 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of March 31, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of March 31, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the first three months of 2012 as follows:

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share
January 1 - January 31, 2012	1,533	$0.99
February 1 - February 29, 2012	-	-
March 1 - March 31, 2012	6,838	1.44
Total for the three months ended March 31, 2012	8,371	$1.36

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

On May 10, 2012, our board of directors adopted and implemented the 2012 Executive Long-Term Incentive Program, or “Program.”  The purposes of the Program are to retain our highly qualified executives, to provide an incentive for their continued superior work, and to motivate them toward even higher achievement and business results.  The principal features of the Program are as follows:

●	The participants in the Program are the seven executives who report directly to our President and Chief Executive Officer.

●	Each participant in the Program is eligible to receive a long-term cash bonus award, or “LTIP Award,” equal to the base salary paid or payable to the participant in 2012 and 2013.

●
A participant’s LTIP Award will vest as follows: (a) 50% of the LTIP Award, or “2012 Tranche,” will vest on December 31, 2012, if the participant is employed by us or one of our subsidiaries continuously from January 1, 2012, through December 31, 2012; and (b) 50% of the LTIP Award, or “2013 Tranche,” will vest on December 31, 2013, if the participant is employed by us or one of our subsidiaries continuously from January 1, 2013, through December 31, 2013.

●
The vested portions of a participant’s LTIP Award will be eligible for payment as follows: (a) 70% of the 2012 Tranche will be paid in January 2013; and (b) 30% of the 2012 Tranche and 100% of the 2013 Tranche will be paid in January 2014.

On May 10, 2012, our board of directors also authorized us to amend and restate the Confidentiality and Non-Competition Agreement, or “Prior Agreement,” to which we are a party with each of our executives other than our President and Chief Executive Officer.  In the Prior Agreement, each executive agreed to abide by certain confidentiality, non-competition and other obligations, and we agreed to provide the executive with certain benefits and payments after his employment with us ends, in order to protect our valuable competitive information and business relationships to which the executive is allowed access in the performance of his employment duties for us.  In the Amended and Restated Confidentiality and Non-Competition Agreement, the parties have agree to modify the Prior Agreement in the following principal ways:

●
The primary post-employment payment by us to the executive would increase from 100% of the executive’s annual base salary to an amount equal to between 145% and 180% of the executive’s annual base salary, depending on the executive, and would be payable to the executive regardless of whether or when the executive obtains new employment.

●	The executive would enter into a comprehensive waiver and release of claims agreement with us following the termination of the executive’s employment.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

10.1	2012 Executive Long-Term Incentive Program.

10.2	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the "SEC") on May 8, 2008.

(2)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the SEC on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson
President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

Date: May 14, 2012
VERSO PAPER HOLDINGS LLC

	By:	/s/ Michael A. Jackson
Michael A. Jackson
President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

10.1	2012 Executive Long-Term Incentive Program.

10.2	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the "SEC") on May 8, 2008.

(2)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the SEC on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.