Form 10-Q
period 2012-06-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2012-08-09
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, Verso Paper Corp. had 52,907,984 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

Entity Names and Organization

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$21,154	$94,869	$21,080	$94,795
Accounts receivable, net	112,107	128,086	112,233	128,213
Inventories	170,185	166,876	170,185	166,876
Prepaid expenses and other assets	3,523	3,239	3,313	3,238
Total current assets	306,969	393,070	306,811	393,122
Property, plant, and equipment, net	897,624	934,699	897,624	934,699
Reforestation	12,932	13,671	12,932	13,671
Intangibles and other assets, net	96,231	80,035	119,537	102,950
Total assets	$1,313,756	$1,421,475	$1,336,904	$1,444,442

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107,108	$109,683	$107,831	$110,589
Accrued liabilities	96,770	140,756	95,814	139,682
Current maturities of long-term debt	87,662	-	-	-
Total current liabilities	291,540	250,439	203,645	250,271
Long-term debt	1,203,483	1,262,459	1,226,788	1,201,077
Other liabilities	60,558	62,465	52,458	54,278
Total liabilities	1,555,581	1,575,363	1,482,891	1,505,626
Commitments and contingencies (Note 12)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,951,379 shares issued and 52,907,984 outstanding
on June 30, 2012, and 52,630,965 shares issued and
52,605,314 outstanding on December 31, 2011)	530	526	n/a	n/a
Treasury stock -- at cost (43,395 shares on June 30, 2012 and
25,651 shares on December 31, 2011)	(64)	(53)	n/a	n/a
Paid-in-capital	218,128	216,485	322,757	321,110
Retained deficit	(436,799)	(342,188)	(445,124)	(353,636)
Accumulated other comprehensive loss	(23,620)	(28,658)	(23,620)	(28,658)
Total deficit	(241,825)	(153,888)	(145,987)	(61,184)
Total liabilities and equity	$1,313,756	$1,421,475	$1,336,904	$1,444,442

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$365,262	$398,779	$740,557	$815,371
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	323,185	338,480	660,465	691,008
Depreciation, amortization, and depletion	31,777	31,645	63,200	62,992
Selling, general, and administrative expenses	19,930	21,667	38,748	40,301
Restructuring and other charges	(106)	-	(21)	-
Total operating expenses	374,786	391,792	762,392	794,301
Operating income (loss)	(9,524)	6,987	(21,835)	21,070
Interest income	(2)	(33)	(4)	(67)
Interest expense	33,228	31,552	65,347	63,941
Other (income) loss, net	(22,077)	(236)	7,493	26,091
Loss before income taxes	(20,673)	(24,296)	(94,671)	(68,895)
Income tax expense (benefit)	9	-	(60)	(2)
Net loss	$(20,682)	$(24,296)	$(94,611)	$(68,893)

Loss per common share
Basic	$(0.39)	$(0.46)	$(1.79)	$(1.31)
Diluted	(0.39)	(0.46)	(1.79)	(1.31)
Weighted average common shares outstanding (in thousands)
Basic	52,908	52,623	52,797	52,577
Diluted	52,908	52,623	52,797	52,577

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Loss	$(20,682)	$(24,296)	$(94,611)	$(68,893)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	-	(1,171)	(1,365)	(1,337)
Reclassification from accumulated other comprehensive loss to net loss	515	584	5,155	1,855
Defined benefit pension plan amortization of net loss and prior service cost	564	393	1,129	785
Other	-	(5)	119	3
Other comprehensive income (loss)	1,079	(199)	5,038	1,306
Comprehensive loss	$(19,603)	$(24,495)	$(89,573)	$(67,587)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$365,262	$398,779	$740,557	$815,371
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	323,185	338,480	660,465	691,008
Depreciation, amortization, and depletion	31,777	31,645	63,200	62,992
Selling, general, and administrative expenses	19,930	21,667	38,697	40,250
Restructuring and other charges	(106)	-	(21)	-
Total operating expenses	374,786	391,792	762,341	794,250
Operating income (loss)	(9,524)	6,987	(21,784)	21,121
Interest income	(382)	(412)	(762)	(824)
Interest expense	31,993	30,471	62,910	61,815
Other (income) loss, net	(22,077)	(236)	7,493	25,940
Net loss	$(19,058)	$(22,836)	$(91,425)	$(65,810)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Loss	$(19,058)	$(22,836)	$(91,425)	$(65,810)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	-	(1,171)	(1,365)	(1,337)
Reclassification from accumulated other comprehensive loss to net loss	515	584	5,155	1,855
Defined benefit pension plan amortization of net loss and prior service cost	564	393	1,129	785
Other	-	(5)	119	3
Other comprehensive income (loss)	1,079	(199)	5,038	1,306
Comprehensive loss	$(17,979)	$(23,035)	$(86,387)	$(64,504)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011

							Accumulated
							Other	Total
						Total	Comprehensive	Stockholders'
	Common	Common	Treasury	Treasury	Paid-in-	Retained	Income	Equity
(Dollars and shares in thousands)	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2010	52,467	$525	-	$-	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	-	-	-	-	-	(68,893)	-	(68,893)
Other comprehensive income	-	-	-	-	-	-	1,306	1,306
Common stock issued for restricted stock	158	2	-	-	(2)	-	-	-
Stock option exercise	6	-	-	-	15	-	-	15
Cancellation of restricted stock	(10)	-	-	-	-	-	-	-
Equity award expense	-	-	-	-	1,293	-	-	1,293
Balance - June 30, 2011	52,621	$527	-	$-	$215,356	$(274,020)	$(14,948)	$(73,085)

Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	-	-	-	-	-	(94,611)	-	(94,611)
Other comprehensive income	-	-	-	-	-	-	5,038	5,038
Common stock issued for restricted stock, net	320	4	(17)	(11)	(4)	-	-	(11)
Equity award expense	-	-	-	-	1,647	-	-	1,647
Balance - June 30, 2012	52,951	$530	(43)	$(64)	$218,128	$(436,799)	$(23,620)	$(241,825)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011

			Accumulated
			Other	Total
			Comprehensive	Member's
	Paid-in-	Retained	Income	Equity
(Dollars in thousands)	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Net loss	-	(65,810)	-	(65,810)
Other comprehensive income	-	-	1,306	1,306
Equity award expense	1,293	-	-	1,293
Balance - June 30, 2011	$319,983	$(296,829)	$(14,948)	$8,206

Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	-	(63)	-	(63)
Net loss	-	(91,425)	-	(91,425)
Other comprehensive income	-	-	5,038	5,038
Equity award expense	1,647	-	-	1,647
Balance - June 30, 2012	$322,757	$(445,124)	$(23,620)	$(145,987)

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Cash Flows From Operating Activities:
Net loss	$(94,611)	$(68,893)	$(91,425)	$(65,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	63,200	62,992	63,200	62,992
Amortization of debt issuance costs	2,603	2,740	2,423	2,560
Accretion of discount on long-term debt	1,157	2,038	1,157	2,038
Loss on early extinguishment of debt, net	8,244	26,091	8,244	26,091
Loss (gain) on disposal of fixed assets	(728)	215	(728)	215
Equity award expense	1,647	1,293	1,647	1,293
Other - net	1,191	(439)	1,191	(439)
Changes in assets and liabilities:
Accounts receivable	15,979	(28,004)	15,979	(28,126)
Inventories	(8,086)	(53,225)	(8,086)	(53,225)
Prepaid expenses and other assets	6,627	(423)	6,627	(400)
Accounts payable	(4,092)	2,534	(4,274)	2,477
Accrued liabilities	(39,635)	(7,074)	(42,407)	(9,806)
Net cash used in operating activities	(46,504)	(60,155)	(46,452)	(60,140)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	1,452	182	1,452	182
Transfers (to) from restricted cash, net	(559)	9,624	(559)	9,624
Capital expenditures	(31,072)	(40,006)	(31,072)	(40,006)
Net cash used in investing activities	(30,179)	(30,200)	(30,179)	(30,200)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	90,000	-	90,000	-
Payments on revolving credit facilities	(50,000)	-	(50,000)	-
Proceeds from long-term debt	341,191	394,618	341,191	394,618
Debt issuance costs	(23,228)	(10,667)	(23,228)	(10,667)
Repayments of long-term debt	(354,984)	(389,998)	(354,984)	(389,998)
Cash distributions	-	-	(63)
Acquisition of treasury stock	(11)	-	-	-
Proceeds from issuance of common stock	-	15	-	-
Net cash provided by (used in) financing activities	2,968	(6,032)	2,916	(6,047)
Change in cash and cash equivalents	(73,715)	(96,387)	(73,715)	(96,387)
Cash and cash equivalents at beginning of period	94,869	152,780	94,795	152,706
Cash and cash equivalents at end of period	$21,154	$56,393	$21,080	$56,319

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2012, AND DECEMBER 31, 2011, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

1.	BACKGROUND AND BASIS OF PRESENTATION

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

We operate in the following three market segments: coated papers; hardwood market pulp; and other, consisting of specialty papers.  Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011. The December 31, 2011, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2011.

2.	RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us is the first quarter of 2012.  In December 2011, the Financial Accounting Standards Board, or “FASB,” issued ASU No. 2011-12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments.  The adoption of the remaining guidance provided in ASU No. 2011-05 will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

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

Other new accounting pronouncements issued but not effective until after June 30, 2012, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net loss available to common shareholders	$(20,682)	$(24,296)	$(94,611)	$(68,893)

Weighted average common stock outstanding	52,351	52,163	52,326	52,162
Weighted average restricted stock	557	460	471	415
Weighted average common shares outstanding - basic	52,908	52,623	52,797	52,577
Dilutive shares from stock options	-	-	-	-
Weighted average common shares outstanding - diluted	52,908	52,623	52,797	52,577

Basic loss per share	$(0.39)	$(0.46)	$(1.79)	$(1.31)

Diluted loss per share	$(0.39)	$(0.46)	$(1.79)	$(1.31)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2012 or 2011.

For the three months ended June 30, 2012, 2,626,619 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.06 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the six months ended June 30, 2012, 2,272,492 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.32 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three months ended June 30, 2011, 1,793,611 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.91 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the six months ended June 30, 2011, 1,672,795 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.75 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the accompanying condensed consolidated balance sheets (see also Note 4).

Inventories by major category include the following:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Raw materials	$32,450	$27,953
Woodyard logs	8,902	5,931
Work-in-process	15,334	19,120
Finished goods	85,078	87,585
Replacement parts and other supplies	28,421	26,287
Inventories	$170,185	$166,876

During the second quarter ended June 30, 2012, raw materials inventories with a carrying value of $0.7 million, work-in-process inventories with a carrying value of $1.0 million, and finished goods inventories with a carrying value of $3.1 million were reduced to their fair value of $0, due to fire loss, the value of which is expected to be recovered by insurance claims.

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

On June 30, 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Asset retirement obligations, January 1	$11,233	$13,660
Accretion expense	406	417
Settlement of existing liabilities	(106)	(104)
Adjustment to existing liabilities	419	(1,032)
Asset retirement obligations, June 30	$11,952	$12,941

In addition to the above obligations, we may be required to remove certain materials from our facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to reasonably estimate any such potential obligations.  Accordingly, we will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred. For the three-month and six-month periods ended June 30, 2012, interest costs of $1.1 million and $1.8 million, respectively, were capitalized.  For the three-month and six-month periods ended June 30, 2011, interest costs of $0.7 million and $1.4 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $31.4 million and $62.5 million for the three-month and six-month periods ended June 30, 2012, respectively, compared to $31.2 million and $62.1 million for the three-month and six-month periods ended June 30, 2011, respectively.

4.    INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $7.1 million
on June 30, 2012, and $6.7 million on December 31, 2011	$6,220	$6,620	$6,220	$6,620
Patents, net of accumulated amortization of $0.7 million on
June 30, 2012, and $0.6 million on December 31, 2011	469	526	469	526
Total amortizable intangible assets	6,689	7,146	6,689	7,146
Unamortizable intangible assets:
Trademarks	21,473	21,473	21,473	21,473
Other assets:
Financing costs, net of accumulated amortization of $5.7 million on
June 30, 2012, and $17.8 million on December 31, 2011, for
Verso Paper, and net of accumulated amortization of $5.7 million on June 30, 2012, and $16.1 million on December 31, 2011,
for Verso Holdings	36,517	24,483	36,517	24,093
Deferred major repair	15,025	12,294	15,025	12,294
Replacement parts, net	3,717	4,257	3,717	4,257
Loan to affiliate	-	-	23,305	23,305
Restricted cash	4,120	3,560	4,120	3,560
Other	8,690	6,822	8,691	6,822
Total other assets	68,069	51,416	91,375	74,331
Intangibles and other assets	$96,231	$80,035	$119,537	$102,950
Certain previously reported amounts have been reclassified to agree with current presentation.

Amortization expense of intangibles was $0.3 million and $0.5 million for the three-month and six-month periods ended June 30, 2012, respectively, compared to $0.2 million and $0.5 million for the three-month and six-month periods ended June 30, 2011, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2012	$457
2013	815
2014	715
2015	615
2016	567

5.    DEBT

A summary of long-term debt is as follows:

		June 30, 2012			December 31, 2011
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	2.25%	$40,000	$40,000	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	-	-	302,820	316,260
11.75% Senior Secured Notes (2)	1/15/2019	11.75%	341,298	355,350	-	-
11.75% Secured Notes	1/15/2019	11.75%	271,573	209,111	-	-
8.75% Second Priority Senior Secured Notes (3)	2/1/2019	8.75%	394,802	158,515	394,736	257,063
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.22%	13,310	9,650	180,216	112,635
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	71,606	300,000	122,550
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total long-term debt for Verso Paper Holdings LLC			1,226,788	867,537	1,201,077	831,813
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.88%	87,662	84,156	84,687	46,578
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt	2/1/2013	6.88%	(87,662)	(84,156)	-	-
Less loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,203,483	$844,232	$1,262,459	$855,086
(1) Par value of $315,000 on December 31, 2011.
(2) Par value of $345,000 on June 30, 2012.
(3) Par value of $396,000 on June 30, 2012 and December 31, 2011.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 8).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense	$33,050	$30,946	$64,523	$62,593
Cash interest paid	7,864	2,294	69,757	57,850
Debt issuance cost amortization(1)	1,280	1,272	2,603	2,740
	VERSO HOLDINGS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense	$31,904	$29,954	$62,266	$60,647
Cash interest paid	8,242	2,673	70,514	58,485
Debt issuance cost amortization(1)	1,190	1,182	2,423	2,560
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  On May 4, 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  The revolving credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  In connection with the revolving credit facilities, debt issuance costs of approximately $9.8 million were deferred and will be amortized over the life of the credit facilities.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2012, the weighted-average interest rate on outstanding advances was 2.25%.  Verso Holdings is required to pay commitment fees to the lenders in respect of unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the second priority senior secured floating rate notes due 2014, the 11.38% senior subordinated notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  The ABL Facility had $40.0 million outstanding, $42.3 million in letters of credit issued, and $67.7 million available for future borrowing as of June 30, 2012.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of June 30, 2012.

11.5% Senior Secured Notes due 2014.  For the three months ended June 30, 2012, Verso Holdings redeemed $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014 and recognized losses of $4.6 million on the early retirement of the notes, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  For the six months ended June 30, 2012 Verso Holdings repurchased and retired $270.6 million and redeemed $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014 and recognized losses of $34.5 million on the early retirement of the notes, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  Following these transactions, there are no outstanding 11.5% senior secured notes due 2014.

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

Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014.  Debt issuance costs of approximately $9.6 million were deferred and will be amortized over the life of the notes.

11.75% Secured Notes due 2019. On May 11, 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% senior secured notes due 2019 and rank senior to those securing the second priority senior secured floating rate notes due 2014 and the 8.75% second priority senior secured notes due 2019.  The notes will mature on January 15, 2019.

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its second priority senior secured floating rate notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% senior subordinated notes due 2016.  Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges.  Following the exchanges, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes and $142.5 million aggregate principal amount of the 11.38% senior subordinated notes remain outstanding.  Debt issuance costs of approximately $5.4 million were deferred and will be amortized over the life of the notes.

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $87.7 million outstanding on its senior unsecured term loan as of June 30, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of June 30, 2012, the weighted-average interest rate on the loan was 6.88% per year. Verso Finance elected to exercise the PIK option for $3.0 million and $2.7 million of interest payments due in the first six months of 2012 and 2011, respectively.  The loan will mature on February 1, 2013.   As of June 30, 2012, the loan is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

As of June 30, 2012, we were in compliance with the covenants in our debt agreements.

6.	RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for hourly employees at the Androscoggin, Bucksport, and Sartell mills who were hired prior to July 1, 2004.  After June 30, 2004, certain employees who are not eligible to participate in the pension plans receive an additional company contribution to their accounts under our 401(k) savings plan. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,770	$1,673	$3,541	$3,347
Interest cost	719	630	1,438	1,261
Expected return on plan assets	(698)	(644)	(1,396)	(1,289)
Amortization of prior service cost	196	294	392	588
Amortization of actuarial loss	369	99	738	197
Net periodic benefit cost	$2,356	$2,052	$4,713	$4,104

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three months and six months ended June 30, 2012, we made contributions of $2.1 million and $4.0 million, respectively, to the pension plans.  For the three months and six months ended June 30, 2011, we made contributions of $1.8 million and $3.3 million, respectively, to the pension plans.  We made an additional contribution of $1.8 million in July 2012 to the pension plans.  We expect to make additional contributions of approximately $5.3 million in 2012.  New legislation, titled Moving Ahead for Progress in the 21st Century, has the effect of spreading the expected funding requirements over a longer period of time.  This relief will have an impact on the calculation of our remaining funding contributions in 2012.  Management expects to reduce the estimated 2012 minimum funding requirement by approximately $1.0 million.  This estimate may change when then applicable discount rates are published by the IRS.

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of June 30, 2012, and December 31, 2011.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2012
Fixed income funds	$29,322	$-	$29,322	$-
Domestic equity funds - large cap	9,191	-	9,191	-
Domestic equity funds - small cap	1,751	-	1,751	-
International equity funds	1,313	-	1,313	-
Money market funds	1,313	-	1,313	-
Other funds	875	-	875	-
Total assets at fair value	$43,765	$-	$43,765	$-
December 31, 2011
Fixed income funds	$25,274	$-	$25,274	$-
Domestic equity funds - large cap	8,165	-	8,165	-
Domestic equity funds - small cap	1,555	-	1,555	-
International equity funds	1,555	-	1,555	-
Money market funds	1,167	-	1,167	-
Other funds	1,167	-	1,167	-
Total assets at fair value	$38,883	$-	$38,883	$-
Fair value is determined based on the net asset value of units held by the plan at period end.

7.	DERIVATIVE INSTRUMENTS AND HEDGES

In the normal course of business, we utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices and interest rates.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with GAAP.  Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract.  The measure of credit exposure is the replacement cost of contracts with a positive fair value.  We manage credit risk by entering into financial instrument transactions only through approved counterparties.  Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices.  We manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under ASC Topic 815, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive loss and are subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  For hedges that are entered into as economic hedges, but not accounted for under ASC Topic 815, changes in the fair value of the derivative instrument are recorded in Cost of products sold in the current period.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.  We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for forecasted future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.

Historically, we designated our energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive loss and any ineffectiveness recognized in Cost of products sold.  One of the requirements that must be evaluated when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective.  A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the anticipated cash flows of the hedged transaction.  The effectiveness of a hedging relationship must be tested at inception and quarterly thereafter.  If the relationship fails this test at any time, hedge accounting treatment must be discontinued prospectively.  The requirements necessary to apply hedge accounting are complex and must be documented at the inception as well as throughout the term of the contract.  If we fail to accurately document these requirements, the contact is not eligible for hedge accounting treatment.  The accompanying financial statements reflect the discontinuation of hedge accounting for certain contracts that failed to qualify for hedge accounting.  Additionally, effective April 1, 2012, management elected to de-designate the remaining energy swaps that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.  As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2012, are recognized immediately in Cost of products sold.  Prior to March 31, 2012, to the extent the hedge was effective, the change in fair value was deferred through Accumulated other comprehensive loss.  The amount in Accumulated other comprehensive loss at the time a contract is de-designated is reclassified into Cost of products sold when the contract settles, or sooner if management determines that the forecasted transaction is probable of not occurring.  Energy swaps continue to be utilized as economic hedges designed to mitigate the risk of changes in commodity prices for future energy purchase commitments.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	June 30, 2012		December 31, 2011
		Fair Value		Fair Value
		Assets/		Assets/
(Dollars in thousands)	MMBtu's	(Liabilities)	MMBtu's	(Liabilities)
Derivative contracts designated as hedging instruments
Fixed price energy swaps
Notional amount	-		2,988,107
Accrued liabilities		$-		$(3,803)
Other liabilities		-		(877)
Derivative contracts not designated as hedging instruments
Fixed price energy swaps
Notional amount	5,716,097		4,891,187
Prepaid expenses and other assets		$26		$-
Accrued liabilities		(7,824)		(6,244)
Other liabilities		(818)		(1,419)

Counterparties to the energy swaps we enter into may require us to fund the margin associated with any loss position on the contracts.  We had restricted cash deposits totaling $1.3 million related to margin calls on our outstanding energy swaps as of June 30, 2012.

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Recognized		Loss Reclassified		Gain (Loss) Recognized
	in Accumulated OCI		from Accumulated OCI (1)		on Derivatives (1)
	Three Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Derivative contracts designated as
hedging instruments
Fixed price energy swaps	$-	$(1,171)	$-	$(584)	$-	$(108)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps			$(798)	$-	$1,242	$-

	Loss Recognized		Loss Reclassified		Loss Recognized
	in Accumulated OCI		from Accumulated OCI (1)		on Derivatives (1)
	Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Derivative contracts designated as
hedging instruments
Fixed price energy swaps	$(1,365)	$(1,337)	$(283)	$(1,855)	$(50)	$(458)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps			$(5,155)	$-	$(2,317)	$-
Net losses of $0.9 million at June 30, 2012, are expected to be reclassified from Accumulated OCI into earnings within the next 12 months.
(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
▪ Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Deferred compensation assets	$2,719	$2,719	$-	$-
Commodity swaps	26	-	26	-
Liabilities:
Commodity swaps	$8,642	$-	$8,642	$-
Deferred compensation liabilities	2,719	2,719	-	-
December 31, 2011
Assets:
Deferred compensation assets	$2,672	$2,672	$-	$-
Regional Greenhouse Gas Initiative carbon credits	425	-	425	-
Liabilities:
Commodity swaps	$12,343	$-	$12,343	$-
Deferred compensation liabilities	2,672	2,672	-	-
Fair values are based on observable market data.

We did not record any impairment charges on long-lived assets during the six months ended June 30, 2012 or 2011.  During the six months ended June 30, 2012, fixed assets with a carrying value of $6.4 million were reduced to a fair value of $0, due to fire loss, the value of which is expected to be recovered by insurance claims.  No significant events occurred requiring non-financial assets and liabilities to be measured at fair value (subsequent to initial recognition) during the six months ended June 30, 2011.

9.	RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Management, L.P., or “Apollo,” relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

Distributions to Verso Finance — Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $3.0 million and $2.7 million of interest payments due in the first six months of 2012 and 2011, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings. Verso Holdings made negligible distributions on behalf of Verso Finance for the six months ended June 30, 2012, and made no distributions for the same period in 2011. Verso Holdings has no obligation to make distributions to Verso Finance.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 11 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both June 30, 2012, and December 31, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the three-month and six-month periods ended June 30, 2012 and 2011, Verso Holdings recognized interest income from Verso Finance of $0.4 million and $0.8 million, respectively, and the Investment Fund recognized interest expense to Verso Finance of $0.4 million and $0.8 million, respectively.

Verso Paper — As of June 30, 2012 and December 31, 2011, Verso Holdings had $0.7 million and $0.9 million, respectively, in current payables due to Verso Paper. Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions for the six months ended June 30, 2012, were negligible. No distributions were made for the six months ended June 30, 2011.

10.  RESTRUCTURING AND OTHER CHARGES

In 2011, we permanently shut down the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota, thereby reducing our annual production capacity by 193,000 tons.

The following table details the cumulative charges incurred related to the shutdown through June 30, 2012:

(Dollars in thousands)	Total Restructuring Charges	Recognized and/or paid as of June 30, 2012	Remaining Costs to be Paid
Severance and benefit costs	$15,146	$14,858	$288
Accelerated depreciation of property, plant and equipment	7,068	7,068	-
Write-off of related spare parts and inventory	2,043	2,043	-
Other miscellaneous costs	255	233	22
Total restructuring costs	$24,512	$24,202	$310

The following details the changes in our associated shutdown liability during the six months ended June 30, 2012, which is included in Accrued liabilities on our accompanying condensed consolidated balance sheets:

Six Months
Ended
(Dollars in thousands)	June 30, 2012
Balance of reserve at December 31, 2011	$10,763
Reduce reserve for spare parts utilized	(37)
Purchase obligations payments	(31)
Severance and benefit payments	(10,385)
Balance of reserve at June 30, 2012	$310

The following table details the charges incurred related to the shutdown as included in Restructuring and other charges on our accompanying condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2012:

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands)	June 30, 2012
Severance and benefit costs	$(77)	$65
Adjustment to valuation of spare parts and inventory	(30)	(228)
Other miscellaneous costs	1	142
Total restructuring costs	$(106)	$(21)

There were no restructuring and other charges for the three-month and six-month periods ended June 30, 2011.

11. NEW MARKET TAX CREDIT ENTITIES

In December 2010, we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at our mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000, or the “Act,” and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities, or “CDEs.”  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments, or “QLICIs.”

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly-owned subsidiary.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) were used to partially fund the renewable energy project.

In December 2010, Chase also contributed $9.0 million to the Investment Fund and, by virtue of such contribution, is entitled to substantially all of the benefits derived from the NMTCs.  This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the Investment Fund is a variable interest entity, or “VIE.”  The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to the structure; Chase’s lack of a material interest in the underling economics of the project; and the fact that we are obligated to absorb losses of the Investment Fund.  We concluded that we are the primary beneficiary and consolidated the Investment Fund, as a VIE, in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying condensed consolidated balance sheets.  Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of June 30, 2012, and December 31, 2011:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Current assets	$56	$81	$56	$81
Non-current assets	85	85	23,390	23,390
Total assets	$141	$166	$23,446	$23,471
Current liabilities	55	79	181	205
Long-term debt	-	-	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,978	$8,002	$31,409	$31,433
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

12. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — At our mill in Bucksport, Maine, we have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity that was built in 2000.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of June 30, 2012, we had $0.2 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

Thilmany, LLC — We are a party to a long-term supply agreement with Thilmany, LLC, or “Thilmany,” for the manufacture of specialty paper products on paper machine no. 5 at our Androscoggin mill in Jay, Maine.  The agreement, which expires on June 1, 2017, requires Thilmany to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine.  We are responsible for the machine’s routine maintenance, and Thilmany is responsible for any capital expenditures specific to the machine.  Thilmany has the right to terminate the agreement if certain events occur.

General Litigation — We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

13.  INFORMATION BY INDUSTRY SEGMENT

Our reporting segments correspond to the following three market segments in which we operate: coated papers, including coated groundwood and coated freesheet; hardwood market pulp; and other, consisting of specialty papers.  We operate primarily in one geographic segment, North America.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2012 and 2011:

	VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Sales:
Coated papers	$284,967	$320,652	$588,182	$672,342
Hardwood market pulp	36,263	36,206	69,133	71,943
Other	44,032	41,921	83,242	71,086
Total	$365,262	$398,779	$740,557	$815,371
Operating Income (Loss):
Coated papers	$(6,289)	$4,630	$(15,151)	$12,803
Hardwood market pulp	3,291	7,051	4,252	16,315
Other	(6,526)	(4,694)	(10,936)	(8,048)
Total	$(9,524)	$6,987	$(21,835)	$21,070
Depreciation, Amortization, and Depletion:
Coated papers	$24,180	$24,803	$48,800	$49,919
Hardwood market pulp	4,525	4,194	8,798	8,477
Other	3,072	2,648	5,602	4,596
Total	$31,777	$31,645	$63,200	$62,992
Capital Spending:
Coated papers	$11,849	$18,396	$27,299	$27,561
Hardwood market pulp	1,293	8,237	2,212	12,098
Other	940	131	1,561	347
Total	$14,082	$26,764	$31,072	$40,006

	VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Sales:
Coated papers	$284,967	$320,652	$588,182	$672,342
Hardwood market pulp	36,263	36,206	69,133	71,943
Other	44,032	41,921	83,242	71,086
Total	$365,262	$398,779	$740,557	$815,371
Operating Income (Loss):
Coated papers	$(6,289)	$4,630	$(15,100)	$12,854
Hardwood market pulp	3,291	7,051	4,252	16,315
Other	(6,526)	(4,694)	(10,936)	(8,048)
Total	$(9,524)	$6,987	$(21,784)	$21,121
Depreciation, Amortization, and Depletion:
Coated papers	$24,180	$24,803	$48,800	$49,919
Hardwood market pulp	4,525	4,194	8,798	8,477
Other	3,072	2,648	5,602	4,596
Total	$31,777	$31,645	$63,200	$62,992
Capital Spending:
Coated papers	$11,849	$18,396	$27,299	$27,561
Hardwood market pulp	1,293	8,237	2,212	12,098
Other	940	131	1,561	347
Total	$14,082	$26,764	$31,072	$40,006

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

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% senior secured notes due 2019, the 11.75% secured notes due 2019, the 8.75% second priority senior secured notes due 2019, the second priority senior secured floating rate notes due 2014, and the 11.38% senior subordinated notes due 2016, or collectively, the “Notes.”  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
June 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$-	$-	$21,031	$-	$49	$-	$21,080
Accounts receivable, net	-	-	112,233	-	-	-	112,233
Inventories	-	-	170,185	-	-	-	170,185
Prepaid expenses and other assets	-	-	3,306	-	7	-	3,313
Current assets	-	-	306,755	-	56	-	306,811
Property, plant, and equipment, net	-	-	877,128	20,784	-	(288)	897,624
Intercompany/affiliate receivable	1,276,261	-	-	9,061	31,153	(1,316,475)	-
Investment in subsidiaries	(181,701)	-	(217)	-	-	181,918	-
Other non-current assets(1)	-	-	131,293	1,091	3	82	132,469
Total assets	$1,094,560	$-	$1,314,959	$30,936	$31,212	$(1,134,763)	$1,336,904
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$-	$-	$107,776	$7	$55	$(7)	$107,831
Accrued liabilities	37,064	-	58,624	-	126	-	95,814
Current liabilities	37,064	-	166,400	7	181	(7)	203,645
Intercompany/affiliate payable	-	-	1,285,322	31,146	-	(1,316,468)	-
Long-term debt(2)	1,203,483	-	-	-	23,305	-	1,226,788
Other long-term liabilities	-	-	44,535	-	7,923	-	52,458
Member's (deficit) equity	(145,987)	-	(181,298)	(217)	(197)	181,712	(145,987)
Total liabilities and equity	$1,094,560	$-	$1,314,959	$30,936	$31,212	$(1,134,763)	$1,336,904
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
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$365,262	$-	$-	$-	$365,262
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	323,185	-	-	-	323,185
Depreciation, amortization, and depletion	-	-	31,509	268	13	(13)	31,777
Selling, general, and administrative expenses	-	-	20,354	(433)	9	-	19,930
Restructuring and other charges	-	-	(106)	-	-	-	(106)
Interest income	(32,698)	-	(382)	-	(386)	33,084	(382)
Interest expense	32,698	-	31,608	393	378	(33,084)	31,993
Other income, net	(21,727)	-	(350)	-	-	-	(22,077)
Equity in net loss of subsidiaries	(40,785)	-	-	-	-	40,785	-
Net loss	$(19,058)	$-	$(40,556)	$(228)	$(14)	$40,798	$(19,058)
Other comprehensive income	1,079	-	1,079	-	-	(1,079)	1,079
Comprehensive loss	$(17,979)	$-	$(39,477)	$(228)	$(14)	$39,719	$(17,979)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$740,557	$-	$-	$-	$740,557
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	660,465	-	-	-	660,465
Depreciation, amortization, and depletion	-	-	62,573	627	27	(27)	63,200
Selling, general, and administrative expenses	-	-	39,521	(841)	17	-	38,697
Restructuring and other charges	-	-	(21)	-	-	-	(21)
Interest income	(63,886)	-	(762)	-	(773)	64,659	(762)
Interest expense	63,886	-	62,139	787	757	(64,659)	62,910
Other loss (income), net	8,244	-	(751)	-	-	-	7,493
Equity in net loss of subsidiaries	(83,181)	-	-	-	-	83,181	-
Net loss	$(91,425)	$-	$(82,607)	$(573)	$(28)	$83,208	$(91,425)
Other comprehensive income	5,038	-	5,038	-	-	(5,038)	5,038
Comprehensive loss	$(86,387)	$-	$(77,569)	$(573)	$(28)	$78,170	$(86,387)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$398,779	$-	$-	$-	$398,779
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	338,480	-	-	-	338,480
Depreciation, amortization, and depletion	-	-	31,639	6	13	(13)	31,645
Selling, general, and administrative expenses	-	-	21,696	(37)	8	-	21,667
Interest income	(30,736)	-	(386)	(26)	(386)	31,122	(412)
Interest expense	30,736	-	30,352	126	379	(31,122)	30,471
Other income, net	(1)	-	(235)	-	-	-	(236)
Equity in net loss of subsidiaries	(22,837)	-	-	-	-	22,837	-
Net loss	$(22,836)	$-	$(22,767)	$(69)	$(14)	$22,850	$(22,836)
Other comprehensive loss	(199)	-	(199)	-	-	199	(199)
Comprehensive loss	$(23,035)	$-	$(22,966)	$(69)	$(14)	$23,049	$(23,035)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$815,371	$-	$-	$-	$815,371
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	691,008	-	-	-	691,008
Depreciation, amortization, and depletion	-	-	62,980	12	27	(27)	62,992
Selling, general, and administrative expenses	-	-	40,202	(61)	109	-	40,250
Interest income	(62,517)	-	(782)	(42)	(773)	63,290	(824)
Interest expense	62,517	-	61,310	520	758	(63,290)	61,815
Other loss (income), net	26,091	-	(151)	-	-	-	25,940
Equity in net loss of subsidiaries	(39,719)	-	-	-	-	39,719	-
Net loss	$(65,810)	$-	$(39,196)	$(429)	$(121)	$39,746	$(65,810)
Other comprehensive income	1,306	-	1,306	-	-	(1,306)	1,306
Comprehensive loss	$(64,504)	$-	$(37,890)	$(429)	$(121)	$38,440	$(64,504)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(37,783)	$(8,645)	$(24)	$-	$(46,452)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	1,452	-	-	-	1,452
Transfers to (from) restricted cash	-	-	(529)	(30)	-	-	(559)
Return of investment in subsidiaries	63	-	(63)	-	-	-	-
Capital expenditures	-	-	(39,747)	8,675	-	-	(31,072)
Net cash used in investing activities	63	-	(38,887)	8,645	-	-	(30,179)
Cash flows from financing activities:
Borrowings on revolving credit facilities	90,000	-	-	-	-	-	90,000
Payments on revolving credit facilities	(50,000)	-	-	-	-	-	(50,000)
Proceeds from long-term debt	341,191	-	-	-	-	-	341,191
Repayments of long-term debt	(354,984)	-	-	-	-	-	(354,984)
Debt issuance costs	(23,228)	-	-	-	-	-	(23,228)
Cash distributions	(63)	-	-	-	-	-	(63)
Repayment of advances to subsidiaries	354,984	-	(354,984)	-	-	-	-
Advances to subsidiaries	(357,963)	-	357,963	-	-	-	-
Net cash provided by financing activities	(63)	-	2,979	-	-	-	2,916
Change in cash and cash equivalents	-	-	(73,691)	-	(24)	-	(73,715)
Cash and cash equivalents at beginning of period	-	-	94,722	-	73	-	94,795
Cash and cash equivalents at end of period	$-	$-	$21,031	$-	$49	$-	$21,080

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(58,815)	$(1,345)	$20	$-	$(60,140)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	182	-	-	-	182
Transfers to (from) restricted cash	-	-	(310)	9,934	-	-	9,624
Capital expenditures	-	-	(31,654)	(8,352)	-	-	(40,006)
Net cash used in investing activities	-	-	(31,782)	1,582	-	-	(30,200)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,582)	-	152	(237)	-	-	(10,667)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(384,036)	-	384,036	-	-	-	-
Net cash used in financing activities	-	-	(5,810)	(237)	-	-	(6,047)
Change in cash and cash equivalents	-	-	(96,407)	-	20	-	(96,387)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$56,295	$-	$24	$-	$56,319

15.        SUBSEQUENT EVENT

On August 2, 2012, we announced that having completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, we have determined that we will permanently close the mill.  The permanent closure of the Sartell Mill will reduce our annual coated groundwood capacity by 180,000 tons, or approximately 20%, and will eliminate approximately 35,000 tons annually of supercalendered paper capacity.  The Sartell Mill currently employs approximately 265 employees.

The mill closure will result in an aggregate pre-tax charge to earnings of approximately $114 million, which is expected to occur primarily in the third quarter of 2012.  This includes approximately $19 million for severance and benefit costs; approximately $81 million in non-cash charges primarily related to the impairment of property, plant and equipment; and approximately $14 million related to other costs.  The severance and other shutdown costs require the outlay of cash, which is expected to occur primarily in the third quarter of 2012.  Settlement negotiations regarding this loss claim with our insurance carrier are continuing and we expect resolution in the coming months.

Costs associated with shutdown activities are based on currently available information and reflect management’s best estimates; accordingly, actual cash costs and non-cash charges and their timing may differ from the projections stated above.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Verso is a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct mail advertising.  We are one of North America’s largest producers of coated groundwood paper which is used primarily for catalogs and magazines.  We are also a low cost producer of coated freesheet paper which is used primarily for annual reports, brochures, and magazine covers.  We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products.

Financial Summary

Verso’s net sales for the second quarter of 2012 decreased $33.5 million, or 8.4%, reflecting a 5.5% decrease in the average sales price for all of our products combined with a 3.1% decline in total sales volume, which was driven by the shutdown of three paper machines in the fourth quarter of 2011.  Demand for coated papers continues to be negatively impacted by sluggish GDP growth, which negatively impacted advertising spending and the commercial print market and resulted in a delay in our announced price increases during the second quarter of 2012.  Verso’s gross margin was 11.5% for the second quarter of 2012 compared to 15.1% for the second quarter of 2011, reflecting the higher average sales prices during 2011.

A fire and explosion at our paper mill in Sartell, Minnesota on May 28, 2012, caused substantial damage to the mill's paper warehouse and infrastructure and negatively impacted our results for the second quarter of 2012. Our subsequent decision to permanently close the Sartell Mill will reduce our annual coated groundwood capacity by 180,000 tons, or approximately 20%, and will eliminate approximately 35,000 tons of annual supercalendered paper capacity.  Overall, we expect our sales volumes for 2012 to be similar to last year’s levels after giving consideration to the Sartell Mill closure (see Note 15 – Subsequent Event for additional information).

We continued to focus on improving our capital structure during the second quarter of 2012.  On April 30, 2012, we completed the refinancing of $315.0 million aggregate principal amount of 11.5% senior secured notes due 2014, which were replaced with $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  On May 4, 2012, we entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility, and a $50.0 million cash-flow facility.  The revolving credit facilities, which mature on May 4, 2017 (subject to certain exceptions), replace our existing $200.0 million revolving credit facility which was scheduled to mature on August 1, 2012.  On May 11, 2012, we successfully completed exchange offers for $166.9 million aggregate principal amount of  our second priority senior secured floating rate notes due 2014 and for $157.5 million aggregate principal amount of our 11.38% senior subordinated notes due 2016.  The exchanged notes were replaced with a total of $271.6 aggregate principal amount of 11.75% secured notes due 2019.  The cumulative effect of our debt refinancings was to extend the average maturity of our debt and revolving credit facilities by more than 2 years.

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

VERSO PAPER CORP.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net sales	$365,262	$398,779	$740,557	$815,371
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	323,185	338,480	660,465	691,008
Depreciation, amortization, and depletion	31,777	31,645	63,200	62,992
Selling, general, and administrative expenses	19,930	21,667	38,748	40,301
Restructuring and other charges	(106)	-	(21)	-
Total operating expenses	374,786	391,792	762,392	794,301
Operating income (loss)	(9,524)	6,987	(21,835)	21,070
Interest income	(2)	(33)	(4)	(67)
Interest expense	33,228	31,552	65,347	63,941
Other loss (income), net	(22,077)	(236)	7,493	26,091
Loss before income taxes	(20,673)	(24,296)	(94,671)	(68,895)
Income tax expense (benefit)	9	-	(60)	(2)
Net loss	$(20,682)	$(24,296)	$(94,611)	$(68,893)

VERSO PAPER HOLDINGS LLC
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net sales	$365,262	$398,779	$740,557	$815,371
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	323,185	338,480	660,465	691,008
Depreciation, amortization, and depletion	31,777	31,645	63,200	62,992
Selling, general, and administrative expenses	19,930	21,667	38,697	40,250
Restructuring and other charges	(106)	-	(21)	-
Total operating expenses	374,786	391,792	762,341	794,250
Operating income (loss)	(9,524)	6,987	(21,784)	21,121
Interest income	(382)	(412)	(762)	(824)
Interest expense	31,993	30,471	62,910	61,815
Other loss (income), net	(22,077)	(236)	7,493	25,940
Net loss	$(19,058)	$(22,836)	$(91,425)	$(65,810)

Second Quarter of 2012 Compared to Second Quarter of 2011

Net Sales.  Net sales for the second quarter of 2012 decreased 8.4%, to $365.3 million from $398.8 million in the second quarter of 2011, reflecting a 5.5% decrease in the average sales price for all of our products, led by a quarter-over-quarter decline in the price of pulp, although it was up on a sequential-quarter basis.  Additionally, total sales volume was down 3.1% compared to the second quarter of 2011, which was driven by the shutdown of three paper machines in the fourth quarter of 2011.

Net sales for our coated papers segment decreased 11.1% in the second quarter of 2012 to $285.0 million from $320.7 million for the same period in 2011, due to a 7.8% decrease in paper sales volume, which was driven by the shutdown of three paper machines in the fourth quarter of 2011, combined with a 3.7% decrease in the average paper sales price per ton.

Net sales for our market pulp segment were $36.2 million in both the second quarter of 2012 and 2011.  The average sales price per ton decreased 11.9% while sales volume increased 13.7% compared to the second quarter of 2011.

Net sales for our other segment increased 5.0% to $44.1 million in the second quarter of 2012 from $41.9 million in the second quarter of 2011.  The improvement in 2012 was due to a 12.7% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  The average sales price per ton decreased 6.8%.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $355.0 million in the second quarter of 2012 compared to $370.1 million in 2011.  Our gross margin, excluding depreciation, amortization, and depletion, was 11.5% for the second quarter of 2012 compared to 15.1% for the second quarter of 2011, reflecting higher average sales prices during 2011.  Depreciation, amortization, and depletion expenses were $31.8 million for the second quarter of 2012 compared to $31.6 million for the second quarter of 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $19.9 million in the second quarter of 2012 compared to $21.7 million for the same period in 2011.

Interest expense.  Verso Paper’s interest expense for the second quarter of 2012 was $33.3 million compared to $31.6 million for the same period in 2011.  Verso Holdings’ interest expense was $32.0 million for the second quarter of 2012 compared to $30.5 million for the same period in 2011.

Other (income) loss, net.  Other income, net for the second quarter of 2012 was $22.1 million, which included gains of $21.8 million related to the early retirement of debt in connection with debt refinancing.

First Six Months of 2012 Compared to First Six Months of 2011

Net Sales.  Net sales for the six months ended June 30, 2012, decreased 9.2% to $740.6 million from $815.4 million for the six months ended June 30, 2011, reflecting a 5.7% decrease in total sales volume, which was driven by the shutdown of three paper machines in the fourth quarter of 2011.  Additionally, the average sales price for all of our products decreased 3.7%, led by a decline in the price of pulp.

Net sales for our coated papers segment decreased 12.5% to $588.2 million for the six months ended June 30, 2012, from $672.4 million for the six months ended June 30, 2011.  This change reflects an 11.0% decrease in paper sales volume, which was driven by the shutdown of three paper machines in the fourth quarter of 2011, combined with a 1.8% decrease in the average coated paper sales price per ton compared to the same period last year.

Net sales for our market pulp segment decreased 3.9% to $69.1 million for the six months ended June 30, 2012, from $71.9 million for the same period in 2011.  This decrease was due to a 13.3% decline in the average sales price per ton while sales volume increased 10.8% compared to the six months ended June 30, 2011.

Net sales for our other segment increased 17.1% to $83.3 million for the six months ended June 30, 2012, from $71.1 million for the six months ended June 30, 2011.  The improvement in 2012 is due to a 21.5% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  The average sales price per ton decreased 3.6% compared to the six months ended June 30, 2011.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, were $723.7 million for the six months ended June 30, 2012, compared to $754.0 million for the same period last year.  Our gross margin, excluding depreciation, amortization, and depletion, was 10.8% for the six months ended June 30, 2012, compared to 15.3% for the six months ended June 30, 2011, reflecting higher average sales prices during 2011.  Depreciation, amortization, and depletion expenses were $63.2 million for the six months ended June 30, 2012, compared to $63.0 million for the six months ended June 30, 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $38.7 million for the six months ended June 30, 2012, compared to $40.3 million for the same period in 2011.

Interest expense.  Verso Paper’s interest expense for the six months ended June 30, 2012, was $65.4 million compared to $64.0 million for the same period in 2011.  Verso Holdings’ interest expense for the six months ended June 30, 2012, was $62.9 million compared to $61.8 million for the same period in 2011.

Other (income) loss, net.  Verso Paper’s other loss, net for the six months ended June 30, 2012, was $7.5 million compared to a net loss of $26.1 million for the six months ended June 30, 2011.  Verso Holdings other loss, net for the six months ended June 30, 2012, was $7.5 million compared to a net loss of $25.9 million for the six months ended June 30, 2011.  Included in the results for 2012 and 2011 were losses of $8.2 million and $26.1 million, respectively, related to the early retirement of debt in connection with debt refinancing.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.  Adjusted EBITDA is EBITDA further adjusted to exclude unusual items permitted in calculating covenant compliance in the indentures governing our debt securities.  Adjusted EBITDA is modified to align the mark-to-market impact of derivative contracts used to economically hedge a portion of future natural gas purchases with the period in which the contracts settle.  We believe that Adjusted EBITDA is an important measure that supplements discussions and analysis of our results of operations.  We also believe that it is useful to investors to provide disclosures of our results of operations on the same basis as that used by management.  Management relies upon Adjusted EBITDA as a primary measure to review and assess the operating performance of our business and the management team.  We believe that the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities, which are determined in accordance with GAAP.

	Verso Paper
	Six		Six	Twelve
	Months	Year	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2011	2011	2012	2012
Cash flows from operating activities	$(60.2)	$14.5	$(46.5)	$28.2
Income tax expense	-	0.2	(0.1)	0.1
Amortization of debt issuance costs	(2.7)	(5.4)	(2.6)	(5.3)
Accretion of discount on long-term debt	(2.0)	(4.1)	(1.2)	(3.3)
Loss on early extinguishment of debt, net	(26.1)	(26.1)	(8.2)	(8.2)
Goodwill impairment	-	(18.7)	-	(18.7)
Equity award expense	(1.3)	(2.4)	(1.6)	(2.7)
Interest income	(0.1)	(0.1)	-	-
Interest expense	64.0	126.6	65.4	128.0
Other, net	0.2	(1.3)	(0.5)	(2.0)
Changes in assets and liabilities, net	86.2	31.7	29.2	(25.3)
EBITDA	58.0	114.9	33.9	90.8
Loss on early extinguishment of debt, net(1)	26.1	26.1	8.2	8.2
Goodwill impairment(2)	-	18.7	-	18.7
Restructuring and other charges(3)	-	24.5	-	24.5
Hedge losses(4)	-	7.5	0.1	7.6
Equity award expense(5)	1.3	2.4	1.6	2.7
Other items, net(6)	5.2	8.4	5.0	8.2
Adjusted EBITDA before pro forma effects of profitability program	90.6	202.5	48.8	160.7
(1)	Represents net losses related to debt refinancing.
(2)	Represents impairment of goodwill allocated to the coated paper segment.
(3)	Represents costs associated with the shut-down of three paper machines.
(4)	Represents unrealized losses on energy-related derivative contracts.
(5)	Represents amortization of non-cash incentive compensation.
(6)	Represents miscellaneous non-cash and other non-recurring earnings adjustments.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of June 30, 2012, $117.7 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in amounts sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $47 million in cost reductions and continues to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$(46,504)	$(60,155)	$(46,452)	$(60,140)
Investing activities	(30,179)	(30,200)	(30,179)	(30,200)
Financing activities	2,968	(6,032)	2,916	(6,047)
Net change in cash and cash equivalents	$(73,715)	$(96,387)	$(73,715)	$(96,387)

Operating activities.  In the first six months of 2012, Verso Paper’s net cash used in operating activities of $46.5 million reflects a net loss of $94.6 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt of $75.2 million and an increase in working capital of $35.0 million.  The change in working capital reflects a decrease in accrued liabilities resulting from the timing of interest payments due to debt refinancing, as well from the cash outflows related to the permanent shut down of three paper machines in the fourth quarter of 2011.

In the first six months of 2011, Verso Paper’s net cash used in operating activities of $60.2 million reflects a net loss of $68.9 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt of $93.9 million and an increase in working capital of $88.5 million, which was primarily due to normal seasonal increases in inventory and accounts receivable.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first six months of 2012, Verso Paper’s net cash used in investing activities of $30.2 million includes $45.7 million in capital expenditures net of $14.7 million received from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan.  This compares to $30.2 million of net cash used in investing activities in the first six months of 2011, which includes $40.0 million in capital expenditures net of $9.9 million in funds transferred from cash restricted for use on the energy project at our Quinnesec mill.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first six months of 2012, Verso Paper’s net cash provided by financing activities was $3.0  million compared to net cash used in financing activities of $6.0 million for the first six months of 2011.  Cash provided by financing activities during the six months ended June 30, 2012, includes $40.0 million in net borrowings under our revolving credit facilities and $318.0 million in net proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% senior secured notes due 2019.  Cash used in financing activities for the same period in 2012 includes a total of $355.0 million in cash payments to repurchase and retire and to redeem a total of $315.0 million aggregate principal amount of our 11.5% senior secured notes due 2014 and to exchange $166.9 million aggregate principal amount of our second priority senior secured floating rate notes due 2014 along with $157.5 million aggregate principal amount of our senior subordinated notes due 2016 for a total of $271.6 million aggregate principal amount of our 11.75% secured notes due 2019.

In the first six months of 2011, Verso Paper’s net cash used in financing activities of $6.0 million reflects cash payments of $390.0 million to repurchase $337.1 million aggregate principal amount of our 9.13% second priority senior secured notes and $35.0 million aggregate principal amount of our 11.5% first priority senior secured notes and pay related fees and charges, net of $384.0 million in cash received from the issuance of $396.0 million aggregate principal amount of our 8.75% second priority senior secured notes due 2019 net of discount, underwriting fees and issuance costs.  Verso Holdings’ financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facilities.  On May 4, 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  The revolving credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As June 30, 2012, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  The weighted-average interest rate on outstanding ABL Facility advances was 2.25% as of June 30, 2012.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the second priority senior secured floating rate notes due 2014, the 11.38% senior subordinated notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  The ABL Facility had $40.0 million outstanding, $42.3 million in letters of credit issued, and $67.7 million available for future borrowing as of June 30, 2012.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of June 30, 2012.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350.0 million aggregate principal amount of 11.5% senior secured notes due 2014.  In March 2011, Verso Holdings repurchased and retired $35.0 million aggregate principal amount of the notes.  In March and April 2012, respectively, Verso Holdings repurchased and retired $270.6 million and redeemed $44.4 million aggregate principal amount of the notes.  Following such repurchases and redemption, there are no outstanding 11.5% senior secured notes due 2014.

11.75% Senior Secured Notes due 2019.  On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

11.75% Secured Notes due 2019. On May 11, 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% secured notes due 2019.  Verso Holdings issued the notes pursuant to two separate exchange offers whereby it (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its second priority senior secured floating rate notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% senior subordinated notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% senior secured notes due 2019 and senior to those securing the second priority senior secured floating rate notes due 2014 and the 8.75% second priority senior secured notes due 2019.  The notes will mature on January 15, 2019.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  Through March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  On May 11, 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% secured notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the second priority senior secured floating rate notes.  Following the exchange, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of June 30, 2012, the interest rate on the notes was 4.22% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% senior subordinated notes due 2016.  On May 11, 2012, Verso Holdings issued $104.7 million aggregate principal amount of 11.75% secured notes due 2019 and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% senior subordinated notes.  Following the exchange, $142.5 million aggregate principal amount of the 11.38% senior subordinated notes remain outstanding.

The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes will mature on August 1, 2016.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In December 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $87.7 million outstanding on its senior unsecured term loan as of June 30, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of June 30, 2012, the weighted-average interest rate on the loan was 6.88% per year. Verso Finance elected to exercise the PIK option for $3.0 million and $2.7 million of interest payments due in the first six months of 2012 and 2011, respectively.  The loan will mature on February 1, 2013.  As of June 30, 2012, the loan is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  As of June 30, 2012, we were in compliance with the covenants in our debt agreements.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: ASC Topic 450, Contingencies; ASC Topic 360, Property, Plant, and Equipment; ASC Topic 350, Intangibles – Goodwill and Other; and ASC Topic 715, Compensation – Retirement Benefits.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  We have identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  We assess goodwill and indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Goodwill is evaluated at the reporting unit level and has been allocated to the coated papers segment.

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

Paper Prices

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macroeconomic factors that influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.

We are primarily focused on serving two end-use segments: catalogs and magazines.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or “GDP,” in the United States, as they rise with a strong economy and contract with a weak economy.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for quarterly price adjustments based on market price movements.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 125 customers.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities, the second priority senior secured floating rate notes due 2014, and the senior unsecured term loan accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of June 30, 2012, would increase annual interest expense by $1.4 million (of which $0.9 million is attributable to the senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate debt, as of June 30, 2012, would increase annual interest expense by $0.5 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of June 30, 2012, we had net unrealized losses of $8.6 million on open commodity contracts with maturities of one to twenty-three months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $1.9 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

Commodity Prices

We are subject to changes in our cost of sales caused by movements in underlying commodity prices.  The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance, and depreciation, amortization, and depletion.  Costs for commodities, including chemicals, wood, and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time.  In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of June 30, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of June 30, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2012
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: August 9, 2012
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
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