Form 10-Q/A
period 2012-06-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2012-08-24
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1 TO FORM 10-Q)

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

This Form 10-Q/A is a combined report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012, or the “Form 10-Q,” is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language, or “XBRL.”

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to such filing date, and does not modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

12	Computation of Ratio of Earnings to Fixed Charges.(4)

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

32.1
Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

32.2
Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

32.3
Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

32.4
Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the "SEC") on May 8, 2008.

(2)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the SEC on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holding LLC’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2012
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

Date: August 23, 2012
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson
President and Chief Executive Officer

	By:	/s/ Robert P. Mundy
Robert P. Mundy
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

12	Computation of Ratio of Earnings to Fixed Charges.(4)

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.(4)

32.1
Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

32.2
Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

32.3
Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

32.4
Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(4)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the "SEC") on May 8, 2008.

(2)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the SEC on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holding LLC’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the SEC on August 9, 2012.