Form 10-Q
period 2012-09-30
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2012-11-14
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, Verso Paper Corp. had 52,896,374 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,184	$94,869	$10,129	$94,795
Accounts receivable, net	114,101	128,086	114,227	128,213
Inventories	140,985	166,876	140,985	166,876
Prepaid expenses and other assets	8,050	3,239	7,930	3,238
Total current assets	273,320	393,070	273,271	393,122
Property, plant, and equipment, net	818,716	934,699	818,716	934,699
Reforestation	12,899	13,671	12,899	13,671
Intangibles and other assets, net	87,596	80,035	110,902	102,950
Total assets	$1,192,531	$1,421,475	$1,215,788	$1,444,442

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93,232	$109,683	$93,955	$110,589
Accrued liabilities	100,834	140,756	99,937	139,682
Current maturities of long-term debt	89,204	-	-	-
Total current liabilities	283,270	250,439	193,892	250,271
Long-term debt	1,198,614	1,262,459	1,221,919	1,201,077
Other liabilities	55,074	62,465	46,973	54,278
Total liabilities	1,536,958	1,575,363	1,462,784	1,505,626
Commitments and contingencies (Note 12)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,951,379 shares issued and 52,896,374 outstanding
on September 30, 2012, and 52,630,965 shares issued and
52,605,314 outstanding on December 31, 2011)	530	526	n/a	n/a
Treasury stock -- at cost (55,005 shares on September 30, 2012 and
25,651 shares on December 31, 2011)	(84)	(53)	n/a	n/a
Paid-in-capital	218,731	216,485	323,378	321,110
Retained deficit	(541,498)	(342,188)	(548,268)	(353,636)
Accumulated other comprehensive loss	(22,106)	(28,658)	(22,106)	(28,658)
Total deficit	(344,427)	(153,888)	(246,996)	(61,184)
Total liabilities and equity	$1,192,531	$1,421,475	$1,215,788	$1,444,442

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net sales	$373,004	$456,836	$1,113,561	$1,272,207
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	301,833	375,554	962,298	1,066,562
Depreciation, amortization, and depletion	28,138	31,190	91,338	94,182
Selling, general, and administrative expenses	17,499	19,490	56,247	59,791
Restructuring and other charges	97,018	-	96,997	-
Total operating expenses	444,488	426,234	1,206,880	1,220,535
Operating income (loss)	(71,484)	30,602	(93,319)	51,672
Interest income	(3)	(12)	(7)	(79)
Interest expense	33,284	30,859	98,631	94,800
Other (income) loss, net	(21)	(44)	7,472	26,047
Loss before income taxes	(104,744)	(201)	(199,415)	(69,096)
Income tax expense (benefit)	(45)	146	(105)	144
Net loss	$(104,699)	$(347)	$(199,310)	$(69,240)

Loss per common share
Basic	$(1.98)	$(0.01)	$(3.77)	$(1.32)
Diluted	(1.98)	(0.01)	(3.77)	(1.32)
Weighted average common shares outstanding (in thousands)
Basic	52,907	52,620	52,834	52,592
Diluted	52,907	52,620	52,834	52,592

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Loss	$(104,699)	$(347)	$(199,310)	$(69,240)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	-	(4,295)	(1,365)	(5,632)
Reclassification from accumulated other comprehensive loss to net loss	409	633	5,564	2,488
Defined benefit pension plan amortization of net loss and prior service cost	1,105	392	2,234	1,177
Other	-	3	119	6
Other comprehensive income (loss)	1,514	(3,267)	6,552	(1,961)
Comprehensive loss	$(103,185)	$(3,614)	$(192,758)	$(71,201)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net sales	$373,004	$456,836	$1,113,561	$1,272,207
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	301,833	375,554	962,298	1,066,562
Depreciation, amortization, and depletion	28,138	31,190	91,338	94,182
Selling, general, and administrative expenses	17,499	19,489	56,196	59,739
Restructuring and other charges	97,018	-	96,997	-
Total operating expenses	444,488	426,233	1,206,829	1,220,483
Operating income (loss)	(71,484)	30,603	(93,268)	51,724
Interest income	(381)	(391)	(1,143)	(1,215)
Interest expense	32,043	29,757	94,953	91,572
Other (income) loss, net	(21)	(44)	7,472	25,896
Net income (loss)	$(103,125)	$1,281	$(194,550)	$(64,529)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Loss	$(103,125)	$1,281	$(194,550)	$(64,529)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	-	(4,295)	(1,365)	(5,632)
Reclassification from accumulated other comprehensive loss to net loss	409	633	5,564	2,488
Defined benefit pension plan amortization of net loss and prior service cost	1,105	392	2,234	1,177
Other	-	3	119	6
Other comprehensive income (loss)	1,514	(3,267)	6,552	(1,961)
Comprehensive loss	$(101,611)	$(1,986)	$(187,998)	$(66,490)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

							Accumulated
							Other	Total
						Total	Comprehensive	Stockholders'
	Common	Common	Treasury	Treasury	Paid-in-	Retained	Income	Equity
(Dollars and shares in thousands)	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2010	52,467	$525	-	$-	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	-	-	-	-	-	(69,240)	-	(69,240)
Other comprehensive loss	-	-	-	-	-	-	(1,961)	(1,961)
Common stock issued for restricted stock, net	158	1	(26)	(53)	(1)	-	-	(53)
Stock option exercise	6	-	-	-	16	-	-	16
Equity award expense	-	-	-	-	1,829	-	-	1,829
Balance - September 30, 2011	52,631	$526	(26)	$(53)	$215,894	$(274,367)	$(18,215)	$(76,215)

Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	-	-	-	-	-	(199,310)	-	(199,310)
Other comprehensive income	-	-	-	-	-	-	6,552	6,552
Common stock issued for restricted stock, net	320	4	(29)	(31)	(4)	-	-	(31)
Equity award expense	-	-	-	-	2,250	-	-	2,250
Balance - September 30, 2012	52,951	$530	(55)	$(84)	$218,731	$(541,498)	$(22,106)	$(344,427)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

			Accumulated
			Other	Total
			Comprehensive	Member's
	Paid-in-	Retained	Income	Equity
(Dollars in thousands)	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Net loss	-	(64,529)	-	(64,529)
Other comprehensive loss	-	-	(1,961)	(1,961)
Equity award expense	1,829	-	-	1,829
Balance - September 30, 2011	$320,519	$(295,548)	$(18,215)	$6,756

Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	-	(82)	-	(82)
Contribution from parent	18	-	-	18
Net loss	-	(194,550)	-	(194,550)
Other comprehensive income	-	-	6,552	6,552
Equity award expense	2,250	-	-	2,250
Balance - September 30, 2012	$323,378	$(548,268)	$(22,106)	$(246,996)

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Cash Flows From Operating Activities:
Net loss	$(199,310)	$(69,240)	$(194,550)	$(64,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	91,338	94,182	91,338	94,182
Amortization of debt issuance costs	3,967	4,046	3,697	3,776
Accretion of discount on long-term debt	1,288	3,070	1,288	3,070
Loss on early extinguishment of debt, net	8,244	26,091	8,244	26,091
Loss (gain) on disposal of fixed assets	(1,406)	214	(1,406)	214
Restructuring and other charges	75,676	-	75,676	-
Equity award expense	2,250	1,829	2,250	1,829
Other - net	(1,435)	(1,001)	(1,436)	(1,001)
Changes in assets and liabilities:
Accounts receivable	13,986	(17,692)	13,986	(17,815)
Inventories	12,128	(56,933)	12,128	(56,933)
Prepaid expenses and other assets	(5,623)	(5,182)	(5,623)	(5,195)
Accounts payable	(16,935)	4,255	(17,117)	4,147
Accrued liabilities	(21,164)	(31,235)	(25,420)	(35,469)
Net cash used in operating activities	(36,996)	(47,596)	(36,945)	(47,633)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	1,562	228	1,562	228
Transfers (to) from restricted cash, net	589	20,453	589	20,453
Capital expenditures	(46,751)	(67,831)	(46,751)	(67,831)
Net cash used in investing activities	(44,600)	(47,150)	(44,600)	(47,150)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	107,500	-	107,500	-
Payments on revolving credit facilities	(72,500)	-	(72,500)	-
Proceeds from long-term debt	341,191	394,618	341,191	394,618
Debt issuance costs	(24,265)	(10,838)	(24,265)	(10,838)
Repayments of long-term debt	(354,984)	(389,998)	(354,984)	(389,998)
Cash distributions	-	-	(63)	-
Acquisition of treasury stock	(31)	(53)	-	-
Proceeds from issuance of common stock	-	16	-	-
Net cash used in financing activities	(3,089)	(6,255)	(3,121)	(6,218)
Change in cash and cash equivalents	(84,685)	(101,001)	(84,666)	(101,001)
Cash and cash equivalents at beginning of period	94,869	152,780	94,795	152,706
Cash and cash equivalents at end of period	$10,184	$51,779	$10,129	$51,705

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2012, AND DECEMBER 31, 2011, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011. The December 31, 2011, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2011.

2. RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us was the first quarter of 2012.  In December 2011, the Financial Accounting Standards Board, or “FASB,” issued ASU No. 2011-12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments.  The adoption of the remaining guidance provided in ASU No. 2011-05 will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, provides clarifying guidance on how to measure fair value and additional disclosure requirements.  The update does not extend the use of fair value accounting, but does provide guidance on how it should be applied where it is already required or permitted under current GAAP.  ASU No. 2011-04 is effective for annual and interim periods beginning after December 15, 2011, which for us was January 1, 2012, and had no impact on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after September 30, 2012, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net loss available to common shareholders	$(104,699)	$(347)	$(199,310)	$(69,240)

Weighted average common stock outstanding	52,362	52,164	52,338	52,163
Weighted average restricted stock	545	456	496	429
Weighted average common shares outstanding - basic	52,907	52,620	52,834	52,592
Dilutive shares from stock options	-	-	-	-
Weighted average common shares outstanding - diluted	52,907	52,620	52,834	52,592

Basic loss per share	$(1.98)	$(0.01)	$(3.77)	$(1.32)

Diluted loss per share	$(1.98)	$(0.01)	$(3.77)	$(1.32)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2012 or 2011.

For the three-month and nine-month periods ended September 30, 2012, respectively, 3,679,944 and 2,745,067 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.61 and $3.00, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For the three-month and nine-month periods ended September 30, 2011, respectively, 1,783,615  and 1,710,141 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $3.90 and $3.80, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	September 30,	December 31,
(Dollars in thousands)	2012	2011
Raw materials	$29,808	$27,953
Woodyard logs	7,166	5,931
Work-in-process	12,725	19,120
Finished goods	64,502	87,585
Replacement parts and other supplies	26,784	26,287
Inventories	$140,985	$166,876

During the nine months ended September 30, 2012, raw materials inventories with a carrying value of $3.7 million, work-in-process inventories with a carrying value of $1.2 million, and finished goods inventories with a carrying value of $3.3 million were reduced to their fair value of $0, due to fire loss.

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  As a result of the closure, we recorded an inventory impairment charge of $5.6 million, which is included in Restructuring and other charges on our accompanying condensed consolidated statements of operations (see also Note 10).

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

On September 30, 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Asset retirement obligations, January 1	$11,233	$13,660
Accretion expense	614	607
Settlement of existing liabilities	(383)	(1,120)
Adjustment to existing liabilities	419	(1,619)
Asset retirement obligations, September 30	$11,883	$11,528

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  For the three-month and nine-month periods ended September 30, 2012, interest costs of $1.4 million and $3.2 million, respectively, were capitalized.  For the three-month and nine-month periods ended September 30, 2011, interest costs of $1.5 million and $2.9 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $28.1 million and $90.6 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $30.6 million and $92.7 million for the three-month and nine-month periods ended September 30, 2011, respectively.

During the nine months ended September 30, 2012, fixed assets with a carrying value of $6.4 million were reduced to a fair value of $0, due to fire loss.

As of September 30, 2012, we have received $40 million in advances from our insurance provider related to the charges incurred as a result of the fire.  As of September 30, 2012, the net of cash advances received and deferred expenses incurred of $11.3 million is included in Accrued liabilities on our accompanying condensed consolidated balance sheet.  Subsequent to September 30, we reached a settlement agreement with our insurance provider for property and business losses resulting from the fire and received additional proceeds of $44 million in the fourth quarter of 2012.

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  As a result of the closure, we recorded a fixed asset impairment charge of $66.8 million, which is included in Restructuring and other charges on our accompanying condensed consolidated statements of operations (see also Note 10).

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $7.3 million
on September 30, 2012, and $6.7 million on December 31, 2011	$6,020	$6,620	$6,020	$6,620
Patents, net of accumulated amortization of $0.7 million on
September 30, 2012, and $0.6 million on December 31, 2011	440	526	440	526
Total amortizable intangible assets	6,460	7,146	6,460	7,146
Unamortizable intangible assets:
Trademarks	18,116	21,473	18,116	21,473
Other assets:
Financing costs, net of accumulated amortization of $7.0 million on
September 30, 2012, and $17.8 million on December 31, 2011, for
Verso Paper, and net of accumulated amortization of $7.0 million on September 30, 2012, and $16.1 million on December 31, 2011,
for Verso Holdings	35,248	24,483	35,248	24,093
Deferred major repair	14,769	12,294	14,769	12,294
Replacement parts, net	3,069	4,257	3,069	4,257
Loan to affiliate	-	-	23,305	23,305
Restricted cash	2,972	3,560	2,972	3,560
Other	6,962	6,822	6,963	6,822
Total other assets	63,020	51,416	86,326	74,331
Intangibles and other assets	$87,596	$80,035	$110,902	$102,950
Certain previously reported amounts have been reclassified to agree with current presentation.

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  As a result of the closure, we performed an interim impairment analysis of our trademarks, which resulted in an impairment charge of $3.4 million, based on a projected reduction of revenues primarily as a result of a reduction in production capacity.  The trademarks impairment charge is included in Restructuring and other charges on our accompanying condensed consolidated statements of operations (see also Note 10).

Amortization expense of intangibles was $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $0.3 million and $0.8 million for the three-month and nine-month periods ended September 30, 2011, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2012	$229
2013	815
2014	715
2015	615
2016	567

5.  DEBT

A summary of long-term debt is as follows:

		September 30, 2012			December 31, 2011
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	2.54%	$35,000	$35,000	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	-	-	302,820	316,260
11.75% Senior Secured Notes (2)	1/15/2019	11.75%	341,395	358,800	-	-
11.75% Secured Notes	1/15/2019	11.75%	271,573	214,543	-	-
8.75% Second Priority Senior Secured Notes (3)	2/1/2019	8.75%	394,836	195,030	394,736	257,063
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.19%	13,310	9,650	180,216	112,635
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	82,355	300,000	122,550
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total long-term debt for Verso Paper Holdings LLC			1,221,919	918,683	1,201,077	831,813
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.67%	89,204	87,420	84,687	46,578
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt	2/1/2013	6.67%	(89,204)	(87,420)	-	-
Less loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,198,614	$895,378	$1,262,459	$855,086
(1) Par value of $315,000 on December 31, 2011.
(2) Par value of $345,000 on September 30, 2012.
(3) Par value of $396,000 on September 30, 2012 and December 31, 2011.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 8).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense	$33,345	$31,095	$97,868	$93,688
Cash interest paid	43,197	55,395	112,954	113,245
Debt issuance cost amortization(1)	1,364	1,306	3,967	4,046
	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Interest expense	$32,194	$30,083	$94,460	$90,730
Cash interest paid	43,576	55,774	114,090	114,259
Debt issuance cost amortization(1)	1,274	1,216	3,697	3,776
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  On May 4, 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  The revolving credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  In connection with the revolving credit facilities, debt issuance costs of approximately $9.3 million were deferred and will be amortized over the life of the credit facilities.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of September 30, 2012, the weighted-average interest rate on outstanding advances was 2.54%.  Verso Holdings is required to pay commitment fees to the lenders in respect of unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the second priority senior secured floating rate notes due 2014, the 11.38% senior subordinated notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  The ABL Facility had $35.0 million outstanding, $43.3 million in letters of credit issued, and $71.7 million available for future borrowing as of September 30, 2012.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of September 30, 2012.

11.5% Senior Secured Notes due 2014.  On March 21, 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of 11.5% senior secured notes due 2014 and recognized a loss of $29.9 million, which is included in Other income (loss), net on our accompanying condensed consolidated statements of operations, on the early retirement of the notes, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  On April 30, 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes and recognized a loss of $4.6 million, which is included in Other income (loss), net on our accompanying condensed consolidated statements of operations, on the early retirement of the notes, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  Following these transactions, there are no outstanding 11.5% senior secured notes due 2014.

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

Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% senior secured notes due 2014.  Debt issuance costs of approximately $10.1 million were deferred and will be amortized over the life of the notes.

11.75% Secured Notes due 2019. On May 11, 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% secured notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% senior secured notes due 2019 and rank senior to those securing the 8.75% second priority senior secured notes due 2019.  The notes will mature on January 15, 2019.

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its second priority senior secured floating rate notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% senior subordinated notes due 2016.  Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges, which is included in Other income (loss), net on our accompanying condensed consolidated statements of operations.  Following the exchanges, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes and $142.5 million aggregate principal amount of the 11.38% senior subordinated notes remain outstanding.  Debt issuance costs of approximately $5.4 million were deferred and will be amortized over the life of the notes.

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $89.2 million outstanding on its senior unsecured term loan as of September 30, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of September 30, 2012, the weighted-average interest rate on the loan was 6.67% per year. Verso Finance elected to exercise the PIK option for $4.5 million and $4.1 million of interest payments due in the first nine months of 2012 and 2011, respectively.  The loan will mature on February 1, 2013.   As of September 30, 2012, the loan is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

As of September 30, 2012, we were in compliance with the covenants in our debt agreements.

6. RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for current hourly employees at the Androscoggin and Bucksport mills, and prior hourly employees at the Sartell mill who were hired prior to July 1, 2004.  After June 30, 2004, certain employees who are not eligible to participate in the pension plans receive an additional company contribution to their accounts under our 401(k) savings plan. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

During the third quarter of 2012, a curtailment loss of $0.6 million, representing amortization of prior service costs, was recognized in Restructuring and other charges on the consolidated statements of operations due to a reduction in headcount associated with the closure of the Sartell mill.

The following table summarizes the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,771	$1,674	$5,312	$5,021
Interest cost	719	631	2,157	1,892
Expected return on plan assets	(697)	(645)	(2,093)	(1,934)
Amortization of actuarial loss	368	99	1,106	296
Amortization of prior service cost	196	293	588	881
Curtailment	572	-	572	-
Net periodic benefit cost	$2,929	$2,052	$7,642	$6,156

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three months and nine months ended September 30, 2012, we made contributions of $6.7 million and $10.7 million, respectively, to the pension plans.  For the three months and nine months ended September 30, 2011, we made contributions of $4.5 million and $7.8 million, respectively, to the pension plans.  New legislation, titled Moving Ahead for Progress in the 21st Century, or “MAP-21,” has the effect of spreading the expected funding requirements over a longer period of time.  This relief has had an immediate impact of reducing our estimated minimum funding requirement by $0.4 million for 2012.  We plan to make no additional contributions to the pension plans during the remainder of 2012.  After the enactment of MAP-21, our required contribution to the pension plan during 2013 will be $0.4 million for the 2012 plan year and $0 for the 2013 plan year.

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 8 – Fair Value of Financial Instruments for more detail).

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of September 30, 2012, and December 31, 2011.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2012
Fixed income funds	$33,805	$-	$33,805	$-
Domestic equity funds - large cap	11,303	-	11,303	-
Domestic equity funds - small cap	2,622	-	2,622	-
International equity funds	2,176	-	2,176	-
Money market funds	1,197	-	1,197	-
Other funds	536	-	536	-
Total assets at fair value	$51,639	$-	$51,639	$-
December 31, 2011
Fixed income funds	$25,274	$-	$25,274	$-
Domestic equity funds - large cap	8,165	-	8,165	-
Domestic equity funds - small cap	1,555	-	1,555	-
International equity funds	1,555	-	1,555	-
Money market funds	1,167	-	1,167	-
Other funds	1,167	-	1,167	-
Total assets at fair value	$38,883	$-	$38,883	$-
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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	September 30, 2012		December 31, 2011
		Fair Value		Fair Value
		Assets/		Assets/
(Dollars in thousands)	MMBtu's	(Liabilities)	MMBtu's	(Liabilities)
Derivative contracts designated as hedging instruments
Fixed price energy swaps
Notional amount	-		2,988,107
Accrued liabilities		$-		$(3,803)
Other liabilities		-		(877)
Derivative contracts not designated as hedging instruments
Fixed price energy swaps
Notional amount	5,341,872		4,891,187
Prepaid expenses and other assets		$177		$-
Intangibles and other assets, net		202		-
Accrued liabilities		(4,669)		(6,244)
Other liabilities		(185)		(1,419)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Recognized		Loss Reclassified		Gain (Loss) Recognized
	in Accumulated OCI		from Accumulated OCI (1)		on Derivatives (1)
	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Derivative contracts designated as
hedging instruments
Fixed price energy swaps	$-	$(4,295)	$-	$(633)	$-	$(890)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps			$(409)	$-	$1,205	$-

	Loss Recognized		Loss Reclassified		Loss Recognized
	in Accumulated OCI		from Accumulated OCI (1)		on Derivatives (1)
	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Derivative contracts designated as
hedging instruments
Fixed price energy swaps	$(1,365)	$(5,632)	$(283)	$(2,488)	$(50)	$(1,348)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps			$(5,281)	$-	$(1,112)	$-
Net losses of $0.6 million at September 30, 2012, are expected to be reclassified from Accumulated OCI into earnings within the next 12 months.
(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
▪ Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Deferred compensation assets	$2,907	$2,907	$-	$-
Commodity swaps	379	-	379	-
Liabilities:
Commodity swaps	$4,854	$-	$4,854	$-
Deferred compensation liabilities	2,907	2,907	-	-
December 31, 2011
Assets:
Deferred compensation assets	$2,672	$2,672	$-	$-
Regional Greenhouse Gas Initiative carbon credits	425	-	425	-
Liabilities:
Commodity swaps	$12,343	$-	$12,343	$-
Deferred compensation liabilities	2,672	2,672	-	-
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

Distributions to Verso Finance — Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount. Verso Finance elected to exercise the PIK option for $4.5 million and $4.1 million of interest payments due in the first nine months of 2012 and 2011, respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings. Verso Holdings made negligible distributions on behalf of Verso Finance for the nine months ended September 30, 2012, and made no distributions for the same period in 2011. Verso Holdings has no obligation to make distributions to Verso Finance.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 11 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both September 30, 2012, and December 31, 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the three-month and nine-month periods ended September 30, 2012 and 2011, Verso Holdings recognized interest income from Verso Finance of $0.3 million and $1.1 million, respectively, and the Investment Fund recognized interest expense to Verso Finance of $0.3 million and $1.1 million, respectively.

Verso Paper — As of September 30, 2012 and December 31, 2011, Verso Holdings had $0.7 million and $0.9 million, respectively, in current payables due to Verso Paper.  Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions for the nine months ended September 30, 2012, were negligible. No distributions were made for the nine months ended September 30, 2011.

10. RESTRUCTURING AND OTHER CHARGES

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  The permanent closure of the Sartell mill reduced our annual coated groundwood paper capacity by 180,000 tons, or approximately 20%, and eliminated approximately 35,000 tons annually of supercalendered paper capacity.  In conjunction with the closure, our workforce was reduced by approximately 265 employees.  In 2011, we permanently shut down a paper machine at our mill in Bucksport, Maine, and two paper machines at the Sartell mill, thereby reducing our annual coated groundwood paper capacity by 193,000 tons.

The following table details the changes in our restructuring reserve liabilities associated with both the mill closure and the paper machine shutdowns during the nine months ended September 30, 2012, which are included in Accrued liabilities on our accompanying condensed consolidated balance sheets:

Nine Months
Ended
(Dollars in thousands)	September 30, 2012
Balance of reserve at December 31, 2011	$10,763
Severance and benefit costs	15,107
Severance and benefit payments	(20,082)
Other miscellaneous costs and payments	2,052
Balance of reserve at September 30, 2012	$7,840

The following table details the charges incurred related primarily to the mill closure as included in Restructuring and other charges on our accompanying condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012:

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2012
Property and equipment impairment	$66,760	$66,760
Severance and benefit costs	16,209	16,274
Write-off of spare parts and inventory	5,558	5,330
Trademark impairment	3,358	3,358
Write-off of purchase obligations and commitments	2,439	2,439
Other miscellaneous costs	2,694	2,836
Total restructuring costs	$97,018	$96,997

Severance and benefit costs incurred in excess of severance and benefits costs accrued consist primarily of $0.6 million of pension curtailment and $0.5 million other charges, which were expensed as incurred.

We expect to incur approximately $10 million of additional restructuring charges over the next 12 months related to the closure of the Sartell mill.  There were no restructuring and other charges for the three-month and nine-month periods ended September 30, 2011.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of September 30, 2012, and December 31, 2011:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Current assets	$24	$81	$24	$81
Non-current assets	85	85	23,390	23,390
Total assets	$109	$166	$23,414	$23,471
Current liabilities	23	79	149	205
Long-term debt	-	-	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,946	$8,002	$31,377	$31,433
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

12. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — At our mill in Bucksport, Maine, we have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity that was built in 2000.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of September 30, 2012, we had $0.4 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

13.  INFORMATION BY INDUSTRY SEGMENT

Our reporting segments correspond to the following three market segments in which we operate: coated papers, including coated groundwood and coated freesheet; hardwood market pulp; and other, consisting of specialty papers.  We operate primarily in one geographic segment, North America.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.  Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis.

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2012 and 2011:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Sales:
Coated papers	$300,939	$374,606	$889,121	$1,046,948
Hardwood market pulp	35,035	40,312	104,168	112,255
Other	37,030	41,918	120,272	113,004
Total	$373,004	$456,836	$1,113,561	$1,272,207
Operating Income (Loss):
Coated papers (1)	$(72,654)	$23,407	$(87,805)	$36,210
Hardwood market pulp	3,860	10,488	8,112	26,803
Other	(2,690)	(3,293)	(13,626)	(11,341)
Total	$(71,484)	$30,602	$(93,319)	$51,672
Depreciation, Amortization, and Depletion:
Coated papers	$21,220	$24,281	$70,065	$74,200
Hardwood market pulp	4,725	4,376	13,523	12,853
Other	2,193	2,533	7,750	7,129
Total	$28,138	$31,190	$91,338	$94,182
Capital Spending:
Coated papers	$20,612	$19,612	$47,911	$47,173
Hardwood market pulp (2)	(5,421)	7,697	(3,209)	19,795
Other	488	516	2,049	863
Total	$15,679	$27,825	$46,751	$67,831
(1)	Included here is the effect of $97.0 million in Restructuring charges recognized in the third quarter of 2012, which is entirely attributable to the coated papers segment.
(2)
Included here is the effect, attributable to the pulp segment, of a $14.7 million cash inflow from govermental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net Sales:
Coated papers	$300,939	$374,606	$889,121	$1,046,948
Hardwood market pulp	35,035	40,312	104,168	112,255
Other	37,030	41,918	120,272	113,004
Total	$373,004	$456,836	$1,113,561	$1,272,207
Operating Income (Loss):
Coated papers (1)	$(72,654)	$23,408	$(87,754)	$36,262
Hardwood market pulp	3,860	10,488	8,112	26,803
Other	(2,690)	(3,293)	(13,626)	(11,341)
Total	$(71,484)	$30,603	$(93,268)	$51,724
Depreciation, Amortization, and Depletion:
Coated papers	$21,220	$24,281	$70,065	$74,200
Hardwood market pulp	4,725	4,376	13,523	12,853
Other	2,193	2,533	7,750	7,129
Total	$28,138	$31,190	$91,338	$94,182
Capital Spending:
Coated papers	$20,612	$19,612	$47,911	$47,173
Hardwood market pulp (2)	(5,421)	7,697	(3,209)	19,795
Other	488	516	2,049	863
Total	$15,679	$27,825	$46,751	$67,831
(1)	Included here is the effect of $97.0 million in Restructuring charges recognized in the third quarter of 2012, which is entirely attributable to the coated papers segment.
(2)
Included here is the effect, attributable to the pulp segment, of a $14.7 million cash inflow from govermental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

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

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
September 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$-	$-	$10,112	$-	$17	$-	$10,129
Accounts receivable, net	-	-	114,227	-	-	-	114,227
Inventories	-	-	140,985	-	-	-	140,985
Prepaid expenses and other assets	-	-	7,923	-	7	-	7,930
Current assets	-	-	273,247	-	24	-	273,271
Property, plant, and equipment, net	-	-	798,489	20,515	-	(288)	818,716
Intercompany/affiliate receivable	1,257,158	-	-	9,135	31,153	(1,297,446)	-
Investment in subsidiaries	(281,448)	-	(447)	-	-	281,895	-
Other non-current assets(1)	-	-	122,660	1,056	(10)	95	123,801
Total assets	$975,710	$-	$1,193,949	$30,706	$31,167	$(1,015,744)	$1,215,788
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$-	$-	$93,932	$7	$23	$(7)	$93,955
Accrued liabilities	24,092	-	75,719	-	126	-	99,937
Current liabilities	24,092	-	169,651	7	149	(7)	193,892
Intercompany/affiliate payable	-	-	1,266,293	31,146	-	(1,297,439)	-
Long-term debt(2)	1,198,614	-	-	-	23,305	-	1,221,919
Other long-term liabilities	-	-	39,050	-	7,923	-	46,973
Member's (deficit) equity	(246,996)	-	(281,045)	(447)	(210)	281,702	(246,996)
Total liabilities and equity	$975,710	$-	$1,193,949	$30,706	$31,167	$(1,015,744)	$1,215,788
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
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$373,004	$-	$-	$-	$373,004
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	301,833	-	-	-	301,833
Depreciation, amortization, and depletion	-	-	27,869	269	14	(14)	28,138
Selling, general, and administrative expenses	-	-	17,925	(433)	7	-	17,499
Restructuring and other charges	-	-	97,018	-	-	-	97,018
Interest income	(33,050)	-	(381)	-	(387)	33,437	(381)
Interest expense	33,050	-	31,657	394	379	(33,437)	32,043
Other income, net	-	-	(21)	-	-	-	(21)
Equity in net loss of subsidiaries	(103,125)	-	-	-	-	103,125	-
Net loss	$(103,125)	$-	$(102,896)	$(230)	$(13)	$103,139	$(103,125)
Other comprehensive income	1,514	-	1,514	-	-	(1,514)	1,514
Comprehensive loss	$(101,611)	$-	$(101,382)	$(230)	$(13)	$101,625	$(101,611)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,113,561	$-	$-	$-	$1,113,561
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	962,298	-	-	-	962,298
Depreciation, amortization, and depletion	-	-	90,442	896	41	(41)	91,338
Selling, general, and administrative expenses	-	-	57,446	(1,274)	24	-	56,196
Restructuring and other charges	-	-	96,997	-	-	-	96,997
Interest income	(96,936)	-	(1,143)	-	(1,160)	98,096	(1,143)
Interest expense	96,936	-	93,796	1,181	1,136	(98,096)	94,953
Other loss (income), net	8,244	-	(772)	-	-	-	7,472
Equity in net loss of subsidiaries	(186,306)	-	-	-	-	186,306	-
Net loss	$(194,550)	$-	$(185,503)	$(803)	$(41)	$186,347	$(194,550)
Other comprehensive income	6,552	-	6,552	-	-	(6,552)	6,552
Comprehensive loss	$(187,998)	$-	$(178,951)	$(803)	$(41)	$179,795	$(187,998)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$456,836	$-	$-	$-	$456,836
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	375,554	-	-	-	375,554
Depreciation, amortization, and depletion	-	-	31,184	6	14	(14)	31,190
Selling, general, and administrative expenses	-	-	19,528	(47)	8	-	19,489
Interest income	(30,881)	-	(380)	(11)	(387)	31,268	(391)
Interest expense	30,881	-	30,145	(380)	379	(31,268)	29,757
Other income, net	-	-	(44)	-	-	-	(44)
Equity in net income of subsidiaries	1,281	-	-	-	-	(1,281)	-
Net income	$1,281	$-	$849	$432	$(14)	$(1,267)	$1,281
Other comprehensive loss	(3,267)	-	(3,267)	-	-	3,267	(3,267)
Comprehensive loss	$(1,986)	$-	$(2,418)	$432	$(14)	$2,000	$(1,986)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,272,207	$-	$-	$-	$1,272,207
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,066,562	-	-	-	1,066,562
Depreciation, amortization, and depletion	-	-	94,164	18	41	(41)	94,182
Selling, general, and administrative expenses	-	-	59,730	(108)	117	-	59,739
Interest income	(93,398)	-	(1,162)	(53)	(1,160)	94,558	(1,215)
Interest expense	93,398	-	91,455	140	1,137	(94,558)	91,572
Other loss (income), net	26,091	-	(195)	-	-	-	25,896
Equity in net loss of subsidiaries	(38,438)	-	-	-	-	38,438	-
Net loss	$(64,529)	$-	$(38,347)	$3	$(135)	$38,479	$(64,529)
Other comprehensive loss	(1,961)	-	(1,961)	-	-	1,961	(1,961)
Comprehensive loss	$(66,490)	$-	$(40,308)	$3	$(135)	$40,440	$(66,490)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(28,216)	$(8,673)	$(56)	$-	$(36,945)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	1,562	-	-	-	1,562
Transfers to (from) restricted cash	-	-	591	(2)	-	-	589
Return of investment in subsidiaries	63	-	(63)	-	-	-	-
Capital expenditures	-	-	(55,426)	8,675	-	-	(46,751)
Net cash used in investing activities	63	-	(53,336)	8,673	-	-	(44,600)
Cash flows from financing activities:
Borrowings on revolving credit facilities	107,500	-	-	-	-	-	107,500
Payments on revolving credit facilities	(72,500)	-	-	-	-	-	(72,500)
Proceeds from long-term debt	341,191	-	-	-	-	-	341,191
Repayments of long-term debt	(354,984)	-	-	-	-	-	(354,984)
Debt issuance costs	(24,265)	-	-	-	-	-	(24,265)
Cash distributions	(63)	-	-	-	-	-	(63)
Repayment of advances to subsidiaries	354,984	-	(354,984)	-	-	-	-
Advances to subsidiaries	(351,926)	-	351,926	-	-	-	-
Net cash used in financing activities	(63)	-	(3,058)	-	-	-	(3,121)
Change in cash and cash equivalents	-	-	(84,610)	-	(56)	-	(84,666)
Cash and cash equivalents at beginning of period	-	-	94,722	-	73	-	94,795
Cash and cash equivalents at end of period	$-	$-	$10,112	$-	$17	$-	$10,129

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$-	$-	$(42,344)	$(5,302)	$13	$-	$(47,633)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	228	-	-	-	228
Transfers to (from) restricted cash	-	-	(544)	20,997	-	-	20,453
Capital expenditures	-	-	(52,221)	(15,610)	-	-	(67,831)
Net cash used in investing activities	-	-	(52,537)	5,387	-	-	(47,150)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,753)	-	-	(85)	-	-	(10,838)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(383,865)	-	383,865	-	-	-	-
Net cash used in financing activities	-	-	(6,133)	(85)	-	-	(6,218)
Change in cash and cash equivalents	-	-	(101,014)	-	13	-	(101,001)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$51,688	$-	$17	$-	$51,705

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

Financial Summary

Verso’s net sales for the third quarter of 2012 decreased $83.8 million, or 18.4%, compared to the third quarter of 2011, reflecting a 14.9% decline in total sales volume, which was driven by the closure of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year, as well as a 4.0% decrease in the average sales price per ton for all of our products. We experienced our typical seasonal pick-up in demand during the third quarter in both coated freesheet and coated groundwood shipments.  Industry operating rates were strong even though we continue to see a year over year drop-off in advertising spending which is impacted by the sluggish GDP growth.   Verso’s gross margin was 19.1% for the third quarter of 2012 compared to 17.8% for the third quarter of 2011.

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  The permanent closure of the Sartell mill reduced our annual coated groundwood paper capacity by 180,000 tons, or approximately 20%, and eliminated approximately 35,000 tons annually of supercalendered paper capacity.  In conjunction with the closure, our workforce was reduced by approximately 265 employees.

We continued to focus on improving our capital structure through the third quarter of 2012.  On April 30, 2012, we completed the refinancing of $315.0 million aggregate principal amount of 11.5% senior secured notes due 2014, which were replaced with $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  On May 4, 2012, we entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility and a $50.0 million cash-flow facility.  The revolving credit facilities, which mature on May 4, 2017 (subject to certain exceptions), replace our existing $200.0 million revolving credit facility which was scheduled to mature on August 1, 2012.  On May 11, 2012, we successfully completed exchange offers for $166.9 million aggregate principal amount of  our second priority senior secured floating rate notes due 2014 and for $157.5 million aggregate principal amount of our 11.38% senior subordinated notes due 2016.  The exchanged notes were replaced with a total of $271.6 aggregate principal amount of 11.75% secured notes due 2019.  The cumulative effect of our debt refinancings was to extend the average maturity of our debt securities and revolving credit facilities by more than two years.

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

VERSO PAPER CORP.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net sales	$373,004	$456,836	$1,113,561	$1,272,207
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	301,833	375,554	962,298	1,066,562
Depreciation, amortization, and depletion	28,138	31,190	91,338	94,182
Selling, general, and administrative expenses	17,499	19,490	56,247	59,791
Restructuring and other charges	97,018	-	96,997	-
Total operating expenses	444,488	426,234	1,206,880	1,220,535
Operating income (loss)	(71,484)	30,602	(93,319)	51,672
Interest income	(3)	(12)	(7)	(79)
Interest expense	33,284	30,859	98,631	94,800
Other (income) loss, net	(21)	(44)	7,472	26,047
Loss before income taxes	(104,744)	(201)	(199,415)	(69,096)
Income tax expense (benefit)	(45)	146	(105)	144
Net loss	$(104,699)	$(347)	$(199,310)	$(69,240)

VERSO PAPER HOLDINGS LLC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net sales	$373,004	$456,836	$1,113,561	$1,272,207
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization,
and depletion)	301,833	375,554	962,298	1,066,562
Depreciation, amortization, and depletion	28,138	31,190	91,338	94,182
Selling, general, and administrative expenses	17,499	19,489	56,196	59,739
Restructuring and other charges	97,018	-	96,997	-
Total operating expenses	444,488	426,233	1,206,829	1,220,483
Operating income (loss)	(71,484)	30,603	(93,268)	51,724
Interest income	(381)	(391)	(1,143)	(1,215)
Interest expense	32,043	29,757	94,953	91,572
Other (income) loss, net	(21)	(44)	7,472	25,896
Net income (loss)	$(103,125)	$1,281	$(194,550)	$(64,529)

Third Quarter of 2012 Compared to Third Quarter of 2011

Net Sales.  Net sales for the third quarter of 2012 decreased 18.4%, to $373.0 million from $456.8 million in the third quarter of 2011, led by a quarter-over-quarter decline in the price of pulp.  Additionally, total sales volume was down 14.9% compared to the third quarter of 2011, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year, as well as a 4.0% decrease in the average sales price per ton for all of our products.

Net sales for our coated papers segment decreased 19.7% in the third quarter of 2012 to $300.9 million from $374.5 million for the same period in 2011, due to a 17.4% decrease in paper sales volume, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  The average sales price per ton of coated paper decreased 2.8% compared to the same period last year.

Net sales for our market pulp segment decreased 13.1% in the third quarter of 2012 to $35.1 million from $40.4 million for the same period in 2011.  The average sales price per ton decreased 11.0% while sales volume decreased 2.3% compared to the third quarter of 2011.

Net sales for our other segment decreased 11.7% to $37.0 million in the third quarter of 2012 from $41.9 million in the third quarter of 2011.  This decrease was due to an 11.5% decrease in sales volume, while the sales price per ton remained flat.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $329.9 million in the third quarter of 2012 compared to $406.7 million in 2011, reflecting realized cost reduction from the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  Our gross margin, excluding depreciation, amortization, and depletion, was 19.1% for the third quarter of 2012 compared to 17.8% for the third quarter of 2011. Depreciation, amortization, and depletion expenses were $28.1 million for the third quarter of 2012 compared to $31.2 million for the third quarter of 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $17.6 million in the third quarter of 2012 compared to $19.5 million for the same period in 2011, primarily driven by a decrease in personnel costs.

Restructuring and other charges.  Restructuring and other charges for the third quarter of 2012 was $97.0 million, and consisted primarily of fixed asset and other impairment charges of $75.8 million and severance and benefit costs of $16.3 million related to the closure of the Sartell mill.

Interest expense.  Verso Paper’s interest expense for the third quarter of 2012 was $33.2 million compared to $30.8 million for the same period in 2011.  Verso Holdings’ interest expense was $32.0 million for the third quarter of 2012 compared to $29.7 million for the same period in 2011.

First Nine Months of 2012 Compared to First Nine Months of 2011

Net Sales.  Net sales for the nine months ended September 30, 2012, decreased 12.5% to $1,113.6 million from $1,272.2 million for the nine months ended September 30, 2011, reflecting an 8.9% decrease in total sales volume, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  Additionally, the average sales price for all of our products decreased 3.8%, led by a decline in the price of pulp.

Net sales for our coated papers segment decreased 15.1% to $889.1 million for the nine months ended September 30, 2012, from $1,046.9 million for the nine months ended September 30, 2011.  This change reflects a 13.2% decrease in paper sales volume, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  The average sales price per ton of coated paper decreased 2.1% compared to the same period last year.

Net sales for our market pulp segment decreased 7.2% to $104.2 million for the nine months ended September 30, 2012, from $112.3 million for the same period in 2011.  This decrease was due to a 12.5% decline in the average sales price per ton while sales volume increased 6.0% compared to the nine months ended September 30, 2011.

Net sales for our other segment increased 6.4% to $120.3 million for the nine months ended September 30, 2012, from $113.0 million for the nine months ended September 30, 2011.  The improvement in 2012 is due to a 9.2% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  The average sales price per ton decreased 2.5% compared to the nine months ended September 30, 2011.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, were $1,053.6 million for the nine months ended September 30, 2012, compared to $1,160.7 million for the same period last year, reflecting realized cost reduction from the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  Our gross margin, excluding depreciation, amortization, and depletion, was 13.6% for the nine months ended September 30, 2012, compared to 16.2% for the nine months ended September 30, 2011, reflecting higher average sales prices during 2011.  Depreciation, amortization, and depletion expenses were $91.3 million for the nine months ended September 30, 2012, compared to $94.2 million for the nine months ended September 30, 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $56.3 million for the nine months ended September 30, 2012, compared to $59.8 million for the same period in 2011, primarily driven by a decrease in personnel costs and other fees.

Restructuring and other charges.  Restructuring and other charges for the nine months ended September 30, 2012 was $97.0 million, and consisted primarily of fixed asset and other impairment charges of $75.8 million and severance and benefit costs of $16.3 million related to the closure of the Sartell mill.

Interest expense.  Verso Paper’s interest expense for the nine months ended September 30, 2012, was $98.6 million compared to $94.8 million for the same period in 2011.  Verso Holdings’ interest expense for the nine months ended September 30, 2012, was $94.9 million compared to $91.5 million for the same period in 2011.

Other (income) loss, net.  Verso Paper’s other loss, net for the nine months ended September 30, 2012, was $7.5 million compared to a net loss of $26.1 million for the nine months ended September 30, 2011.  Verso Holdings other loss, net for the nine months ended September 30, 2012, was $7.5 million compared to a net loss of $25.9 million for the nine months ended September 30, 2011.  Included in the results for 2012 and 2011 were losses of $8.2 million and $26.1 million, respectively, related to the early retirement of debt in connection with debt refinancing.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.  Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations and other pro forma adjustments permitted in calculating covenant compliance under the indentures governing our debt securities.  Adjusted EBITDA is modified to align the mark-to-market impact of derivative contracts used to economically hedge a portion of future natural gas purchases with the period in which the contracts settle.  You are encouraged to evaluate each adjustment and to consider whether the adjustment is appropriate.  In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments included in the presentation of adjusted EBITDA.   We believe that the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.  We also believe that Adjusted EBITDA is a useful liquidity measurement tool for assessing our ability to meet our future debt service, capital expenditures, and working capital requirements.

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

	Verso Paper
	Nine		Nine	Twelve
	Months	Year	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2011	2011	2012	2012
Cash flows from operating activities	$(47.6)	$14.5	$(37.0)	$25.1
Income tax expense	0.1	0.2	(0.1)	-
Amortization of debt issuance costs	(4.0)	(5.4)	(3.9)	(5.3)
Accretion of discount on long-term debt	(3.1)	(4.1)	(1.3)	(2.3)
Loss on early extinguishment of debt, net	(26.1)	(26.1)	(8.2)	(8.2)
Restructuring and other charges	-	-	(75.7)	(75.7)
Goodwill impairment	-	(18.7)	-	(18.7)
Equity award expense	(1.8)	(2.4)	(2.3)	(2.9)
Interest income	(0.1)	(0.1)	-	-
Interest expense	94.8	126.6	98.6	130.4
Other, net	0.8	(1.3)	2.8	0.7
Changes in assets and liabilities, net	106.8	31.7	17.6	(57.5)
EBITDA	119.8	114.9	(9.5)	(14.4)
Loss on early extinguishment of debt, net(1)	26.1	26.1	8.2	8.2
Goodwill impairment(2)	-	18.7	-	18.7
Restructuring and other charges(3)	-	24.5	97.0	121.5
Hedge losses (gains) (4)	-	7.5	(3.6)	3.9
Equity award expense(5)	1.8	2.4	2.3	2.9
Other items, net(6)	7.1	8.4	4.6	5.9
Adjusted EBITDA before pro forma effects of profitability program	154.8	202.5	99.0	146.7
(1)	Represents net losses related to debt refinancing.
(2)	Represents impairment of goodwill allocated to the coated paper segment.
(3)	Represents costs associated with the shutdown of three paper machines in 2011 and the closure of the Sartell mill in 2012.
(4)	Represents unrealized losses (gains) on energy-related derivative contracts.
(5)	Represents amortization of non-cash incentive compensation.
(6)	Represents miscellaneous non-cash and other earnings adjustments.

	Verso Paper
	Nine		Nine	Twelve
	Months	Year	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2011	2011	2012	2012
Net loss	$(69.2)	$(137.1)	$(199.3)	$(267.2)
Income tax expense	0.1	0.2	(0.1)	-
Interest expense, net	94.7	126.5	98.6	130.4
Depreciation, amortization, and depletion	94.2	125.3	91.3	122.4
EBITDA	$119.8	$114.9	$(9.5)	(14.4)

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of September 30, 2012, $71.7 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in amounts sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $31 million in cost reductions and continues to search for and develop additional cost savings measures.  Of the $31 million in cost reductions, $10 million are expected to be realized in 2012 and the remaining $21 million are expected to be realized in 2013.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$(36,996)	$(47,596)	$(36,945)	$(47,633)
Investing activities	(44,600)	(47,150)	(44,600)	(47,150)
Financing activities	(3,089)	(6,255)	(3,121)	(6,218)
Net change in cash and cash equivalents	$(84,685)	$(101,001)	$(84,666)	$(101,001)

Operating activities.  In the first nine months of 2012, Verso Paper’s net cash used in operating activities of $37.0 million reflects a net loss of $199.3 million adjusted for non-cash depreciation, amortization, depletion and accretion, non-cash losses on early extinguishment of debt, trademarks, inventory, and fixed asset impairment of $180.5 million and an increase in working capital of $10.7 million.  The change in working capital reflects decreases in accounts receivable, inventory, accounts payable and accrued liabilities due in part to reduced scale of operations resulting from the closure of the Sartell mill in the third quarter of 2012 and to recently improved market conditions for coated groundwood paper.

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

Investing activities.  In the first nine months of 2012, Verso Paper’s net cash used in investing activities of $44.6 million includes $46.8 million in capital expenditures net of $14.7 million received from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan.  This compares to $47.2 million of net cash used in investing activities in the first nine months of 2011, which includes $67.8 million in capital expenditures net of $21.0 million in funds transferred from cash restricted for use on the energy project at our Quinnesec mill.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first nine months of 2012, Verso Paper’s net cash used in financing activities was $3.1 million compared to net cash used in financing activities of $6.3 million for the first nine months of 2011.  Cash used in financing activities for the first nine months of 2012 includes a total of $355.0 million in cash payments to repurchase and retire and to redeem a total of $315.0 million aggregate principal amount of our 11.5% senior secured notes due 2014 and to exchange $166.9 million aggregate principal amount of our second priority senior secured floating rate notes due 2014 along with $157.5 million aggregate principal amount of our senior subordinated notes due 2016 for a total of $271.6 million aggregate principal amount of our 11.75% secured notes due 2019.  Cash provided by financing activities includes $35.0 million in net borrowings under our revolving credit facilities and $317.0 million in net proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% senior secured notes due 2019.

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

Revolving Credit Facilities.  On May 4, 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  The revolving credit facilities were used to repay the outstanding indebtedness under the existing $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As September 30, 2012, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  The weighted-average interest rate on outstanding ABL Facility advances was 2.54% as of September 30, 2012.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the second priority senior secured floating rate notes due 2014, the 11.38% senior subordinated notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  The ABL Facility had $35.0 million outstanding, $43.3 million in letters of credit issued, and $71.7 million available for future borrowing as of September 30, 2012.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of September 30, 2012.

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

11.75% Secured Notes due 2019. On May 11, 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% secured notes due 2019.  Verso Holdings issued the notes pursuant to two separate exchange offers whereby it (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its second priority senior secured floating rate notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% senior subordinated notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% senior secured notes due 2019 and rank senior to those securing the 8.75% second priority senior secured notes due 2019.  The notes will mature on January 15, 2019.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  Through March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  On May 11, 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% secured notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the second priority senior secured floating rate notes.  Following the exchange, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of September 30, 2012, the interest rate on the notes was 4.19% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014.

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

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $89.2 million outstanding on its senior unsecured term loan as of September 30, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest, payable quarterly, at a rate equal to LIBOR plus 6.25% per year on interest paid in cash and LIBOR plus 7.00% per year for interest paid in kind, or “PIK,” and added to the principal balance.  As of September 30, 2012, the weighted-average interest rate on the loan was 6.67% per year. Verso Finance elected to exercise the PIK option for $4.5 million and $4.1 million of interest payments due in the first nine months of 2012 and 2011, respectively.  The loan will mature on February 1, 2013.  As of September 30, 2012, the loan is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of September 30, 2012, we were in compliance with the covenants in our debt agreements.

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

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  As a result of the closure, we performed an interim impairment analysis of our trademarks, which resulted in an impairment charge of $3.4 million, based on a projected reduction of revenues primarily as a result of a reduction in production capacity.  We also recorded a fixed asset impairment charge of $66.8 million.  These impairment charges are included in Restructuring and other charges on our accompanying condensed consolidated statements of operations.

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

 Recent Accounting Developments

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity will have the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU No. 2012-02 is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 125 customers.  During the first nine months of 2012, Quad/Graphics, Inc. accounted for approximately 10% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities, the second priority senior secured floating rate notes due 2014, and the senior unsecured term loan accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of September 30, 2012, would increase annual interest expense by $1.4 million (of which $0.9 million is attributable to the senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate debt as of September 30, 2012, would increase annual interest expense by $0.5 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2012, we had net unrealized losses of $4.5 million on open commodity contracts with maturities of one to twenty-four months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.0 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of September 30, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of September 30, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the third quarter of 2012 as follows:

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share
July 1 - July 31, 2012	-	$-
August 1 - August 31, 2012	-	-
September 1 - September 30, 2012	11,610	1.69
Total for the three months ended September 30, 2012	11,610	$1.69

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

Date: November 13, 2012
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: November 13, 2012
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