Form 10-K
period 2012-12-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2013-03-07
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Verso Paper Corp.	☐
Verso Paper Holdings LLC	☑

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

The aggregate market value of the voting and non-voting common equity of Verso Paper Corp. held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2012), was approximately $18,312,651.

As of February 28, 2013, Verso Paper Corp. had 52,894,741 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-K is a combined annual report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

Verso Paper Holdings LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement of Verso Paper Corp. to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2013 annual meeting of stockholders of Verso Paper Corp.

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report and to Verso Paper’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (i) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (ii) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (iii) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, February 2013 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2012.

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

We operate eight paper machines at three mills located in Maine and Michigan.  The mills have a combined annual production capacity of 1,305,000 tons of coated paper, 160,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.

We sell and market our products to approximately 130 customers which comprise approximately 700 end-user accounts.  We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers, and paper merchants.  Our relationships with our ten largest coated paper customers average more than 25 years.  We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants, and brokers.

Our net sales (in millions) by product line for the year ended December 31, 2012, are illustrated below:

Industry

Based on 2012 sales, the size of the global coated paper industry is estimated to be approximately $44 billion, or 46 million tons of coated paper shipments, including approximately $8 billion, or 9 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

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

Products

We manufacture two main grades of paper: coated groundwood paper and coated freesheet paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, bulk, opacity, and strength.  We also produce Northern Bleached Hardwood Kraft, or “NBHK,” pulp.  The following table sets forth our principal products by tons sold and as a percentage of our net sales in 2012:

(Tons in thousands, Dollars in millions)	Sales Volume		Net Sales
Product:	Tons	%	$	%
Coated groundwood paper (1)	796	44	$698	47
Coated freesheet paper	561	31	479	32
Pulp	274	16	141	10
Other	168	9	157	11
Total	1,799	100	$1,475	100
(1) Included in our net sales of coated groundwood paper are approximately 23,000 tons or $18 million of supercalendered paper.

As a result of our scale and technological capabilities, we are able to offer our customers a broad product offering, from ultra-lightweight coated groundwood to heavyweight coated freesheet.  Our customers have the opportunity to sole-source all of their coated paper needs from us while optimizing their choice of paper products.  As our customers’ preferences change, they can switch paper grades to meet their desired balance between cost and performance attributes while maintaining their relationship with us.

We are also the largest rotogravure coated mechanical paper manufacturer in North America.  Rotogravure printing is a technique for transferring ink onto coated papers, which typically results in a sharper image with truer colors and less ink trapping than in other printing processes but generally requires a smaller and higher-quality paper.  Additionally, we are the only manufacturer in North America that supplies both rotogravure coated groundwood and rotogravure coated freesheet.

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

Manufacturing

We operate eight paper machines at three mills located in Maine and Michigan.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills based on the cash cost of delivery to Chicago, Illinois.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 1,305,000 tons of coated paper, 160,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.  Of the pulp that we produce, we consume approximately 635,000 tons internally and sell the rest.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table sets forth the locations of our mills, the products they produce and other key operating information:

Mill/Location	Product/Paper Grades	Paper Machines	Production Capacity (in tons)
Jay (Androscoggin), Maine	Lightweight Coated Groundwood	2	355,000
	Lightweight Coated Freesheet	1	175,000
	Specialty/Uncoated	1	105,000
	Pulp		445,000
Bucksport, Maine	Lightweight and Ultra-Lightweight Coated Groundwood and
	High Bulk Specialty Coated Groundwood	2	350,000
	Specialty/Uncoated	1	55,000
Quinnesec, Michigan	Coated Freesheet	1	425,000
	Pulp		485,000

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical, and capital constraints).  Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs, and improved productivity.  The program utilizes benchmarking data to identify improvement initiatives and establish performance targets.  Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved.  We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives, and best practice sharing to constantly improve our manufacturing processes and products.  Since 2001, two of our facilities have been recognized by the Occupational Safety and Health Administration, or “OSHA,” as Star sites as part of OSHA’s Voluntary Protection Program which recognizes outstanding safety programs and performance.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, market kraft pulp, chemicals, and energy.

Wood Fiber.  We source our wood fiber from a broad group of timberland and sawmill owners located in our regions. In addition, we own and lease approximately 25,000 acres of hybrid poplar woodlands located near Alexandria, Minnesota, which are classified as held for sale as of December 31, 2012, on the accompanying consolidated balance sheets.

Kraft Pulp.  Overall, we have the capacity to produce approximately 930,000 tons of kraft pulp, consisting of 445,000 tons of pulp at our Androscoggin mill and 485,000 tons of pulp at our Quinnesec mill, of which approximately 635,000 tons are consumed internally.  We supplement our internal production of kraft pulp with purchases from third parties.  In 2012, we purchased approximately 68,000 tons of pulp from a variety of suppliers.  We are not dependent on any single supplier to satisfy our pulp needs.

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.

Energy.  We produce approximately 57% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future and our energy costs to increase in a high energy cost environment.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 130 customers, which comprise approximately 700 end-user accounts.

Sales to End-Users.  In 2012, we sold approximately 38% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources, and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2012, our total sales to brokers and merchants represented approximately 44% of our total sales.  Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2012, our total sales to printers represented approximately 18% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Part of our strategy is to continually reduce the cost to serve our customer base through e-commerce initiatives which allow for simplified ordering, tracking, and invoicing.  In 2012, orders totaling $231.4 million, or approximately 17% of our total paper sales, were placed through our online ordering platforms.  We are focused on further developing our technology platform and e-commerce capabilities.

Customers

We serve the catalog, magazine, insert, and commercial printing markets and have developed long-standing relationships with the premier North American retailers and catalog and magazine publishers.  The length of our relationships with our top ten customers averages more than 25 years.  Our largest customer, Quad/Graphics, Inc. accounted for approximately 10%, of our net sales in 2012.  Our key customers include leading magazine publishers such as Condé Nast Publications, Hearst Enterprises, and Time Inc.; leading catalog producers such as Avon Products, Inc. and Cornerstone Services, Inc.; leading commercial printers such as Quad/Graphics, Inc. and RR Donnelley & Sons Company and leading paper merchants and brokers, such as A.T. Clayton & Co., xpedx, and Clifford Paper, Inc.

Our net sales, excluding pulp sales, by end-user segment for the year ended December 31, 2012, are illustrated below (dollars in millions):

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

Intellectual Property

We have several patents and patent applications in the United States and various foreign countries.  These patents and patent applications generally relate to various paper manufacturing methods and equipment which may become commercially viable in the future.  We also have trademarks for our names, Verso® and Verso Paper®, as well as for our products such as Influence®, Velocity®, Liberty®, and Advocate®.  In addition to the intellectual property that we own, we license a significant portion of the intellectual property used in our business on a perpetual, royalty-free, non-exclusive basis from International Paper.

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

While our product offering is broad in terms of grades produced (from ultra-lightweight coated groundwood offerings to heavier-weight coated freesheet products), we are focused on producing coated groundwood and coated freesheet in roll form.  This strategy is driven by our alignment with catalog and magazine end-users which tend to purchase paper in roll form for use in long runs of web printing in order to minimize costs. Our principal competitors include NewPage Corporation, Resolute Forest Products, UPM-Kymmene Corporation, and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities.

Employees

As of December 31, 2012, we had approximately 2,200 employees, of whom approximately 23% are unionized and approximately 72% are hourly employees.  Employees at one of our three mills are represented by labor unions.  As of December 5, 2011, three collective bargaining agreements with the labor unions at that mill were ratified and implemented. Two of these agreements were effective retroactive to May 1, 2011, and will expire on April 30, 2015.  The third agreement was effective November 1, 2011, and will expire on October 31, 2015.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

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

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $0.7 million in 2012, $0.1 million in 2011, and $7.3 million in 2010, and we expect to incur additional environmental capital expenditures of approximately $1 million in 2013.  We anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

We have limited ability to pass through increases in our costs to our customers.  Increases in our costs or decreases in coated paper prices could have a material adverse effect on our business, financial condition, and results of operations.

Our earnings are sensitive to price changes in coated paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and Earnings Before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Our average coated paper prices declined from 2008 through the first quarter of 2010.  While our average coated paper prices climbed modestly beginning in the second quarter of 2010 through the third quarter of 2011, in late 2011 and 2012 they declined again.  Prices may not improve significantly in 2013, and we do not expect prices in 2013 to return to the levels they were at in 2008 before they declined.  Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

Therefore, our ability to achieve acceptable margins is principally dependent on (1) our cost structure, (2) changes in raw materials prices, which represent a large component of our operating costs and fluctuate based upon factors beyond our control, and (3) general conditions in the paper market.  If the prices of our products decline, or if our raw material costs increase, it could have a material adverse effect on our business, financial condition, and results of operations.

The paper industry is cyclical and North American demand for certain paper products tends to decline during a weak U.S. economy.  Fluctuations in supply and demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures.  North American demand for coated paper products tends to decline during a weak U.S. economy. Accordingly, general economic conditions and demand for magazines and catalogs may have a material adverse impact on the demand for our products, which may result in a material adverse effect on our business, financial condition, and results of operations.  In addition, currency fluctuations can have a significant impact on the supply of coated paper products in North America.  If the U.S. dollar strengthens, imports may increase, which would cause the supply of paper products available in the North American market to increase.  Foreign overcapacity also could result in an increase in the supply of paper products available in the North American market.  An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, and results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company.  As of December 31, 2012, Verso Paper’s total indebtedness was $1,257.0 million, net of $4.6 million of unamortized discounts.  The total amount of payments Verso Paper will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $142.7 million, $145.5 million, and $131.9 million, respectively (as adjusted for the January 31, 2013 exchange discussed further in Item 7, and assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).  As of December 31, 2012, Verso Holdings’ total indebtedness was $1,187.1 million, net of $4.6 million of unamortized discounts.  The total amount of payments Verso Holdings will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $135.6 million, $147.0 million, and $133.4 million, respectively (as adjusted for the January 31, 2013 exchange discussed further in Item 7, and assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).  Because some of our debt bears variable rates of interest, our interest expense could increase in the future.

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

•  exposing us to the risk of increased interest rates as borrowings under our asset based revolving credit facility (“ABL Facility”) and our cash flow facility (“Cash Flow Facility”) and our Second Priority Senior Secured Floating Rate Notes are subject to variable rates of interest;

• placing us at a competitive disadvantage compared to our competitors that have less debt; and

• limiting our ability to borrow additional funds.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially  more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing our notes and the terms of our ABL Facility and our Cash Flow Facility do not fully prohibit us or our subsidiaries from doing so.  In addition, subject to covenant compliance and certain conditions, our ABL Facility and our Cash Flow Facility permit borrowing of up to approximately an additional $141.9 million (as of December 31, 2012).  If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.  Our total capital expenditures were $59.9 million in 2012.  Capital expenditures in 2012 included approximately $32 million for maintenance and environmental capital expenditures.  We currently estimate our capital expenditures to range between $65 million and $75 million during 2013, with approximately $13 million reimbursed through government grants for our renewable energy initiatives.  Our estimated expenditures for 2013 include approximately $32 million for maintenance and environmental capital expenditures.  We anticipate that our available cash resources, including amounts under our credit facilities, and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.  However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all.  If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition, and results of operations.

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control, including general economic conditions.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flow in the future and our ability to borrow under our ABL Facility and our Cash Flow Facility, to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations which we are subject to under our indebtedness.

Based on our current and expected level of operations, we believe our cash flow from operations, available cash, and available borrowings under our ABL Facility and our Cash Flow Facility will be adequate to meet our future liquidity needs for at least the next year.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our ABL Facility and our Cash Flow Facility, or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictive covenants in the indentures governing our notes, ABL Facility and our Cash Flow Facility may restrict our ability to pursue our business strategies.

The indentures governing our notes, our ABL Facility, and our Cash Flow Facility limit our ability, among other things, to:

• incur additional indebtedness;

• pay dividends or make other distributions or repurchase or redeem our stock;

• prepay, redeem, or repurchase certain of our indebtedness;

• make investments;

• sell assets, including capital stock of restricted subsidiaries;

• enter into agreements restricting our subsidiaries’ ability to pay dividends;

• consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

• enter into transactions with our affiliates; and

• incur liens.

The Cash Flow Facility requires us to maintain a maximum total net first-lien leverage ratio of not more than 3.50 to 1.00 at any time that any portion of the facility is drawn (including outstanding letters of credit). In addition, the ABL Facility will require us to maintain a minimum fixed charge coverage ratio at any time when the average availability (defined as the lesser of the availability under the ABL Facility and the borrowing base at such time, net of any unrestricted cash) is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time, and (b) $10.0 million. In that event, we must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0.  The ABL Facility also contains certain other customary affirmative covenants and events of default. As of the balance sheet date, we were not subject to the above described financial maintenance covenants.

A breach of any of these restrictive covenants could result in a default under the indentures governing our notes, our ABL Facility, or our Cash Flow Facility.  If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under our Cash Flow Facility and the ABL Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.  If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness.  If such indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our secured indebtedness and we could be forced into bankruptcy or liquidation.

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

We are involved from time to time in claims and legal proceedings relating to contractual, employment, environmental, intellectual property, and other matters incidental to the conduct of our business.  We do not believe that any currently pending claim or legal proceeding is likely to result in an unfavorable outcome that would have a material adverse effect on our financial condition or results of operations.  Nonetheless, claims and legal proceedings could result in unfavorable outcomes that could have a material adverse effect on our financial condition and results of operations.

The markets in which we operate are highly competitive.

Our business is highly competitive.  Competition is based largely on price.  We compete with foreign producers, some of which are lower cost producers than we are or are subsidized by governments.  We also face competition from numerous North American coated paper manufacturers.  Some of our competitors have advantages over us, including lower raw material and labor costs and fewer environmental and governmental regulations to comply with than we do.  One of our competitors recently completed a restructuring through bankruptcy proceedings and it is not possible to predict whether such restructuring will have any effect on competition (such as reduced costs for our competitor).  Furthermore, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.

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

We seek to run our paper machines on a nearly continuous basis for maximum efficiency.  Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that negatively affect our results of operations for the period in which we experience the downtime.  Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs.  In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires, and flooding. Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition, and results of operations.  Furthermore, during periods of weak demand for paper products, such as the current market, we have experienced and may in the future experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

We depend on a small number of customers for a significant portion of our business.

Our largest customer, Quad/Graphics, Inc. accounted for approximately 10% of our net sales in 2012.  In 2012, our ten largest customers (including Quad/Graphics, Inc.) accounted for approximately 57% of our net sales, while our ten largest end-users accounted for approximately 28% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition, and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.

We may not realize certain productivity enhancements or improvements in costs.

As part of our business strategy, we are in the process of identifying opportunities to improve profitability by reducing costs and enhancing productivity.  For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs, and control overhead.  We will continue to utilize the process improvement program to drive further cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months. Any cost savings or productivity enhancements that we realize from such efforts may differ materially from our estimates.  In addition, any cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel.  We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all. Our calculation of Adjusted EBITDA includes adjustments for cost savings expected to be realized from these initiatives. Although our management believes these estimates and assumptions to be reasonable, investors should not place undue reliance upon the calculation of Adjusted EBITDA given how it is calculated and the possibility that the underlying estimates and assumptions may ultimately not reflect actual results.

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

A portion of our employees are unionized.  Wage and benefit increases and work stoppages and slowdowns by our unionized employees may have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2012, approximately 23% of our employees were represented by labor unions at one of our mills.  As of December 5, 2011, three collective bargaining agreements with the labor unions at that mill were ratified and implemented. Two of these agreements were effective retroactive to May 1, 2011, and will expire on April 30, 2015.  The third agreement was effective November 1, 2011, and will expire on October 31, 2015.  We may become subject to material cost increases or additional work rules imposed by agreements with labor unions.  This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future.  Any of these factors could negatively affect our business, financial condition, and results of operations.

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

We are subject to a wide range of federal, state, regional, and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, and site remediation.  Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities.  In addition, we handle and dispose of wastes arising from our mill operations and operate a number of on-site landfills to handle that waste.  We maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for these landfill operations.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.  Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, wastes.  The 2006 acquisition agreement with International Paper contains an environmental indemnity, subject to certain limitations, for former properties and former off-site shipments related to the business during the time it was owned by International Paper, as well as certain other limited environmental liabilities.  There can be no assurance that International Paper will perform under any of its environmental indemnity obligations, and its failure to do so could have a material adverse effect on our financial condition and results of operations.  We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including due to human exposure to hazardous substances.  Increasingly stringent or new environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions, or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

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

On January 31, 2013, the EPA published its "National Emissions Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters."  The standards, which are technology-based standards that require the use of Maximum Achievable Control Technology or “MACT” for major sources to comply and is referred to as the “Boiler MACT” rule, govern emissions of air toxics from boilers and process heaters at industrial facilities.  Certain of our boilers are subject to the new standards, and we may be required to limit our emissions and/or install additional pollution controls.  In addition, on September 11, 2012, the EPA amended its "National Emissions Standards for Hazardous Air Pollutants from the Pulp and Paper Industry," which is likewise a MACT standard that specifically governs emissions of air toxics from pulp and paper facilities.  Verso is assessing the potential impact to our mills of the EPA’s recent rule changes and developing a more precise estimate of future environmental control expenditures in 2014, 2015, and 2016.  Compliance costs could be material and have an adverse effect on our business, financial condition, and results of operations.

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

Lenders under our revolving credit facilities may not fund their commitments.

Although the lenders under our revolving credit facilities are well-diversified, there can be no assurance that deterioration in the credit markets or overall economy will not affect the ability of our lenders to meet their funding commitments.  If a lender fails to honor its commitment under the revolving credit facilities, that portion of the credit facilities will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender.

Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under our revolving credit facilities or among its lenders were to occur.

Our common stock may cease to be listed on the New York Stock Exchange

Our common stock is currently listed on the New York Stock Exchange, or “NYSE,” under the symbol “VRS.”  We may not be able to meet the continued listing requirements of the NYSE, which had previously notified us that we had fallen below the NYSE’s continued listing standard relating to market capitalization.  Under the applicable NYSE rules, we submitted a plan demonstrating our ability to achieve compliance with the market capitalization standard by June 21, 2013, and on March 22, 2012 the NYSE accepted our plan for continued listing on the NYSE.  We will be subject to quarterly reviews by the NYSE to monitor our progress against the plan.  Our common stock continues to be traded on the NYSE, subject to our compliance with other NYSE continued listing requirements.  If we are unable to satisfy the requirements of the NYSE for continued listing, our common stock would be subject to delisting. Any delisting could have a material adverse effect on our share price which, among other things, could cause a downgrade in our debt ratings potentially resulting in increased interest and other financial expenses related to future borrowings, and could further restrict our access to additional capital or trade credit.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters is located in Memphis, Tennessee.  We own three mills located in Maine and Michigan at which we operate eight paper machines.  We own five hydroelectric dams, of which four provide hydroelectric power to our Androscoggin mill and the fifth serviced our Sartell mill.  The dam at Sartell, which is classified as held for sale as of December 31, 2012, is operational, but is not currently providing power.  We also own fifteen woodyards for the purpose of storage and loading of forest products, and we lease one woodyard and a number of sales offices.  In addition, we own and lease approximately 25,000 acres of hybrid poplar woodlands located near Alexandria, Minnesota, which are classified as held for sale on the accompanying consolidated balance sheets.

Our headquarters and material facilities as of December 31, 2012, are shown in the following table:

Location	Use	Owned/Leased
Memphis, Tennessee	corporate headquarters	leased
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Bucksport, Maine	paper mill	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Sartell, Minnesota	paper mill (idled)	owned (held for sale)
West Chester, Ohio	sales, distribution, and customer service	leased

Item 3.  Legal Proceedings

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V., or “LyondellBasell,” and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.  The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management.  The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “VRS.”  The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the indicated periods:

	High	Low
2012
First quarter	$3.36	$0.91
Second quarter	2.05	1.03
Third quarter	2.38	1.16
Fourth quarter	1.70	0.99
2011
First quarter	$6.37	$3.43
Second quarter	5.44	2.51
Third quarter	3.16	1.65
Fourth quarter	1.95	0.85

Holders

As of February 28, 2013, there were 30 stockholders of record of our common stock.

Dividends

We paid no dividends on our common stock prior to our IPO.  Following our IPO in May 2008, we paid cash dividends on our common stock in the amount of $0.03 per share for the second and third quarters of that year, which were declared and paid in the following quarter.  We suspended the payment of dividends in 2008 beginning with the fourth quarter dividend.  Past dividend payments are not indicative of our future dividend policy, and there can be no assurance that we will declare or pay any cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants in our ABL Facility and Cash Flow Facility and the indentures governing our outstanding notes, and may be further restricted by the terms of any of our future debt or preferred securities.

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2012.

Number of securities
	Number of	Weighted-	remaining available
	securities to be	average	for future issuance
	issued upon	exercise	under equity
	exercise of	price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,885,193	$2.53	1,515,080
Equity compensation plans not approved by security holders	-	-	-
Total	3,885,193	$2.53	1,515,080

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local, and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  There were no shares of restricted stock repurchased to meet participants’ tax withholding obligations during the fourth quarter of 2012.

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

The selected historical financial data for Verso Paper as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, have been derived from the audited consolidated financial statements of Verso Paper.  The selected historical financial data for Verso Holdings as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, have been derived from the audited consolidated financial statements of Verso Holdings.  The audited consolidated financial statements of Verso Paper and Verso Holdings as of December 31, 2012, and 2011, and for the years ended December 31, 2012, 2011, and 2010, are included elsewhere in this annual report.

	VERSO PAPER
	Year Ended December 31,
(Dollars and tons in millions except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$1,474.6	$1,722.5	$1,605.3	$1,360.9	$1,766.8
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,272.6	1,460.3	1,410.8	1,242.7	1,463.2
Depreciation, amortization, and depletion	118.2	125.3	127.4	132.7	134.5
Selling, general, and administrative expenses	74.4	78.0	71.0	61.9	79.7
Goodwill impairment	-	18.7	-	-	-
Restructuring and other charges	102.4	24.5	-	1.0	27.4
Total operating expenses	1,567.6	1,706.8	1,609.2	1,438.3	1,704.8
Other operating income	(60.6)	-	-	-	-
Operating (loss) income	(32.4)	15.7	(3.9)	(77.4)	62.0
Interest income	-	(0.1)	(0.1)	(0.3)	(0.8)
Interest expense	135.4	126.6	128.1	123.4	125.6
Other loss (income), net(1)	7.4	26.1	(0.9)	(307.3)	-
(Loss) income before income taxes	(175.2)	(136.9)	(131.0)	106.8	(62.8)
Income tax (benefit) expense	(1.4)	0.2	0.1	0.8	-
Net (loss) income	$(173.8)	$(137.1)	$(131.1)	$106.0	$(62.8)
Per Share Data:
Earnings (loss) per share:
Basic	$(3.29)	$(2.61)	$(2.50)	$2.03	$(1.35)
Diluted	(3.29)	(2.61)	(2.50)	2.03	(1.35)
Weighted average common shares outstanding
(in thousands):
Basic	52,850	52,595	52,445	52,138	46,691
Diluted	52,850	52,595	52,445	52,153	46,691
Statement of Cash Flows Data:
Cash provided by operating activities	$12.0	$14.5	$73.5	$177.2	$54.1
Cash used in investing activities	(7.1)	(66.2)	(98.3)	(34.1)	(81.3)
Cash (used in) provided by financing activities	(38.3)	(6.2)	25.5	(110.5)	88.2
Other Financial and Operating Data:
EBITDA(2)	$78.4	$114.9	$124.4	$362.6	$196.5
Capital expenditures	(59.9)	(90.3)	(73.6)	(34.2)	(81.4)
Total tons sold	1,799.0	2,023.4	2,063.6	1,724.5	1,952.7
Balance Sheet Data:
Working capital(3)	$110.3	$142.6	$162.4	$210.6	$151.9
Property, plant and equipment, net	793.0	934.7	972.7	1,022.6	1,116.0
Total assets	1,208.9	1,421.5	1,516.1	1,572.7	1,636.4
Total debt	1,257.0	1,262.5	1,228.6	1,192.4	1,357.7
Total (deficit) equity	(321.7)	(153.9)	(6.8)	125.3	(10.0)
(1)
Other income was $307.3 million for the year ended December 31, 2009, which includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in net gains related to the early retirement of debt.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as a way of evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our use of EBITDA is further discussed in the 'Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA' section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO PAPER
	Year Ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(173.8)	$(137.1)	$(131.1)	$106.0	$(62.8)
Income tax (benefit) expense	(1.4)	0.2	0.1	0.8	-
Interest expense, net	135.4	126.5	128.0	123.1	124.8
Depreciation, amortization, and depletion	118.2	125.3	127.4	132.7	134.5
EBITDA	$78.4	$114.9	$124.4	$362.6	$196.5
(3)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars and tons in millions)	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$1,474.6	$1,722.5	$1,605.3	$1,360.9	$1,766.8
Costs and expenses:
Cost of products sold - (exclusive of depreciation,
amortization, and depletion)	1,272.6	1,460.3	1,410.8	1,242.7	1,462.3
Depreciation, amortization, and depletion	118.2	125.3	127.4	132.7	134.4
Selling, general, and administrative expenses	74.4	78.0	70.9	61.7	79.4
Goodwill impairment	-	10.5	-	-	-
Restructuring and other charges	102.4	24.5	-	1.0	27.4
Total operating expenses	1,567.6	1,698.6	1,609.1	1,438.1	1,703.5
Other operating income	(60.6)	-	-	-	-
Operating (loss) income	(32.4)	23.9	(3.8)	(77.2)	63.3
Interest income	(1.5)	(1.6)	(0.1)	(0.2)	(0.8)
Interest expense	127.9	122.2	122.5	116.1	103.2
Other loss (income), net(1)	7.4	25.8	(0.7)	(273.8)	-
Net (loss) income	$(166.2)	$(122.5)	$(125.5)	$80.7	$(39.1)
Statement of Cash Flows Data:
Cash provided by operating activities	$11.3	$14.6	$75.8	$180.1	$74.9
Cash used in investing activities	(7.1)	(66.2)	(98.3)	(34.1)	(80.3)
Cash (used in) provided by financing activities	(37.6)	(6.3)	25.4	(115.8)	66.4
Other Financial and Operating Data:
EBITDA(2)	$78.4	$123.4	$124.3	$329.3	$197.7
Capital expenditures	(59.9)	(90.3)	(73.6)	(34.2)	(80.4)
Total tons sold	1,799.0	2,023.4	2,063.6	1,724.5	1,952.7
Balance Sheet Data:
Working capital(3)	$111.4	$142.9	$162.3	$210.4	$156.3
Property, plant, and equipment, net	793.0	934.7	972.7	1,022.6	1,115.7
Total assets	1,232.3	1,444.4	1,530.5	1,560.3	1,614.1
Total debt	1,187.1	1,201.1	1,172.7	1,118.3	1,245.7
Total (deficit) equity	(220.6)	(61.2)	71.4	198.0	91.7

(1)
Other income was $273.8 million for the year ended December 31, 2009, which includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $31.3 million in net gains related to the early retirement of debt.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as a way of evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our use of EBITDA is further discussed in the 'Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA' section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(166.2)	$(122.5)	$(125.5)	$80.7	$(39.1)
Interest expense, net	126.4	120.6	122.4	115.9	102.4
Depreciation, amortization, and depletion	118.2	125.3	127.4	132.7	134.4
EBITDA	$78.4	$123.4	$124.3	$329.3	$197.7
(3)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

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

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.  Our average coated paper prices declined from 2008 through the first quarter of 2010.  While our average coated paper prices climbed modestly beginning in the second quarter of 2010 through the third quarter of 2011, in late 2011 and 2012 they declined again.  Prices may not improve, and we do not expect prices in 2013 to return to the levels they were at in 2008 before they declined.  Recent industry forecasts have predicted that prices for both coated freesheet and coated groundwood will remain stable through the first quarter of 2013.

We are primarily focused on serving two end-user segments: catalogs and magazines.  In 2012, we believe we were a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with changes in the GDP of the United States – they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers which comprise approximately 700 end-user accounts.  In 2012, Quad/Graphics, Inc. accounted for approximately 10% of our total net sales.

Our historical results include specialty papers that we manufacture for Thilmany, LLC, or “Thilmany,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Thilmany, these products are sold to Thilmany at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Thilmany totaled $42.0 million, $39.5 million, and $37.8 million, in 2012, 2011, and 2010, respectively.

Cost of Products Sold

The principal components of our cost of sales are chemicals, wood, energy, labor, and maintenance.  Costs for commodities, including chemicals, wood, and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time.  In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.  We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

Wood.  Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy.  We produce approximately 57% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.   We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.  At the end of 2011, we completed a $45 million renewable energy project at our mill in Quinnesec, Michigan that is exceeding expectations for efficiency and cost savings.  In November 2012, we completed and commercialized a $42 million renewable energy project at our mill in Bucksport, Maine.

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

In 2012, based on a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, we decided to permanently close the mill and recorded a fixed asset impairment charge of $66.5 million, which is included in Restructuring charges on our accompanying consolidated statements of operations.  The impairment charge was calculated based on the excess of carrying value over the estimated fair value of the site, which was estimated based on preliminary negotiations with potential buyers received subsequent to our decision to shut down the mill.

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

Trademarks are evaluated by comparing the expected undiscounted future cash flow to their carrying values.  During 2012, based on a projected reduction of revenue primarily as a result of a reduction in production capacity from the closure of the Sartell mill, we recognized a trademarks impairment charge of $3.7 million, which is included in Restructuring charges on our accompanying consolidated statements of operations.

Goodwill was evaluated at the reporting unit level and has been allocated to the “Coated” segment.  We tested goodwill for impairment by applying a two-step test.  The first step was to compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit was less than its carrying amount, goodwill was considered impaired and the loss was measured by performing step two, which involved using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.  For reporting units with zero or negative carrying amounts, step two was required if it was more likely than not that a goodwill impairment existed.  An impairment loss was recognized to the extent the implied fair value of the goodwill was less than the carrying amount of the goodwill.

During 2011, based on a combination of factors, including the difficult market conditions that resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs that have challenged the profitability of our products, we concluded sufficient indicators existed to require us to perform an interim goodwill impairment analysis.  Upon finalizing our analysis during the fourth quarter of 2011, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  We had no goodwill remaining as of December 31, 2011.

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

Pension benefit obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

Recent Accounting Developments

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires additional disclosure about the amounts being reclassified out of Accumulated other comprehensive income (loss), or “AOCI,” by component.  An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  ASU No. 2013-02 is effective for  annual and interim periods beginning after December 15, 2012; however, early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Other new accounting pronouncements issued but not effective until after December 31, 2012, are not expected to have a significant effect on our consolidated financial statements.

Financial Overview

In 2012, net sales decreased 14.4%, or $247.9 million, as sales volume decreased 11.1% compared to 2011, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  The average sales price for all of our products decreased 3.7% in 2012 compared to 2011, but began to level off by the end of 2012 as sales prices for the fourth quarter of 2012 remained flat compared to the third quarter of 2012.  Our gross margin was 13.7% in 2012 compared to 15.2% in 2011, reflecting higher average sales prices during 2011.

Verso Paper’s Adjusted EBITDA (before the pro forma effects of the profitability program) was $140.1 in 2012 compared to $202.5 million in 2011.  (Note: EBITDA and Adjusted EBITDA are non-GAAP financial measures and are defined and reconciled to cash flows from operating activities later in this report).  EBITDA adjustments (excluding the pro forma effect of the profitability program) of $61.7 million in 2012 included restructuring charges of $102.4 million, net losses of $8.2 million related to the early retirement of debt in connection with our debt refinancing, and $52.6 million of gains from insurance settlement due to the fire and explosion at our Sartell mill.  EBITDA adjustments (excluding the pro forma effect of the profitability program) of $87.6 million in 2011 included restructuring charges of $24.5 million, net losses of $26.1 million related to the early retirement of debt in connection with our debt refinancing, goodwill impairment of $18.7 million, and $7.5 million of losses recognized due to the de-designation of certain energy-related derivative contracts.

In 2012, Verso Paper reported a net loss of $173.8 million, or $3.29 per diluted share, and operating loss of $32.4 million.  Impacting the results for 2012 were the restructuring costs associated with the closure of our Sartell mill, losses related to debt refinancing, and gains from insurance settlement due to the fire and explosion at our Sartell mill.  In 2011, Verso Paper reported a net loss of $137.1 million, or $2.61 per diluted share, and operating income of $15.7 million.  Impacting the results for 2011 were the restructuring costs associated with the shutdown of three paper machines, losses related to debt refinancing, goodwill impairment, and unrealized losses on hedging transactions.

In 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  The permanent closure of the Sartell mill reduced our annual coated groundwood paper capacity by 180,000 tons, or approximately 20%, and eliminated approximately 35,000 tons annually of supercalendered paper capacity.  In conjunction with the closure, our workforce was reduced by approximately 265 employees.  The closure of Sartell resulted in charges of $102.4 million in 2012.

We continued to focus on improving our capital structure in 2012.  On April 30, 2012, we completed the refinancing of $315.0 million aggregate principal amount of 11.5% Senior Secured Notes due 2014, which were replaced with $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  On May 4, 2012, we entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility or “ABL Facility,” and a $50.0 million cash-flow facility or “Cash Flow Facility.”  The revolving credit facilities, which mature on May 4, 2017 (subject to certain exceptions), replace our prior $200.0 million revolving credit facility which was scheduled to mature on August 1, 2012.  On May 11, 2012, we successfully completed exchange offers for $166.9 million aggregate principal amount of our Second Priority Senior Secured Floating Rate Notes due 2014 and for $157.5 million aggregate principal amount of our 11.38% Senior Subordinated Notes due 2016.  The exchanged notes were replaced with a total of $271.6 aggregate principal amount of 11.75% Secured Notes due 2019.  The cumulative effect of our debt refinancings was to extend the average maturity of our debt securities and revolving credit facilities by more than two years.

Additionally, on January 31, 2013, Verso Holdings issued an additional $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans.  There are no longer any outstanding Senior Unsecured Term Loans.

Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2012, 2011, and 2010.  Cost of sales in the following table and discussion includes the cost of products sold and depreciation, amortization, and depletion.  The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Net sales	$1,474,612	$1,722,489	$1,605,316	$1,474,612	$1,722,489	$1,605,316
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,272,630	1,460,290	1,410,770	1,272,630	1,460,290	1,410,770
Depreciation, amortization, and depletion	118,178	125,295	127,367	118,178	125,295	127,367
Selling, general, and administrative expenses	74,415	78,059	71,043	74,364	78,007	70,989
Goodwill impairment	-	18,695	-	-	10,551	-
Restructuring charges	102,404	24,464	-	102,404	24,464	-
Total operating expenses	1,567,627	1,706,803	1,609,180	1,567,576	1,698,607	1,609,126
Other operating income	(60,594)	-	-	(60,594)	-	-
Operating (loss) income	(32,421)	15,686	(3,864)	(32,370)	23,882	(3,810)
Interest income	(8)	(99)	(120)	(1,523)	(1,614)	(124)
Interest expense	135,461	126,607	128,077	127,943	122,213	122,528
Other loss (income), net	7,379	26,042	(884)	7,380	25,812	(734)
Loss before income taxes	(175,253)	(136,864)	(130,937)	(166,170)	(122,529)	(125,480)
Income tax (benefit) expense	(1,424)	197	145	-	-	-
Net loss	$(173,829)	$(137,061)	$(131,082)	$(166,170)	$(122,529)	$(125,480)

2012 Compared to 2011

Net sales.  Net sales for 2012 decreased 14.4% to $1,474.6 million from $1,722.5 million in 2011, reflecting an 11.1% decrease in total sales volume, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  Additionally, the average sales price for all of our products decreased 3.7%, led by a decline in the price of pulp.

Net sales for our coated papers segment decreased 17.0% to $1,177.1 million in 2012, from $1,418.8 million in 2011.  This change reflects a 15.3% decrease in paper sales volume, which was driven by the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  The average sales price per ton of coated paper decreased 2.1% compared to the prior year.

Net sales for our market pulp segment decreased 6.2% to $140.8 million in 2012, from $150.1 million in 2011.  This decrease was due to a 10.7% decline in the average sales price per ton while sales volume increased 5.0% compared to 2011.

Net sales for our other segment increased 2.1% to $156.7 million in 2012, from $153.6 million in 2011.  The improvement in 2012 is due to a 4.2% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  The average sales price per ton decreased 2.0% compared to 2011.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,390.8 million in 2012, compared to $1,585.6 million in 2011, reflecting realized cost reductions from the shutdown of three paper machines late last year and the closure of the Sartell mill in the third quarter of this year.  Our gross margin, excluding depreciation, amortization, and depletion, was 13.7% for 2012, compared to 15.2% for 2011, reflecting lower average sales prices during 2012.  Depreciation, amortization, and depletion expenses were $118.2 million for 2012, compared to $125.3 million for 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $74.4 in 2012, compared to $78.0 million in 2011.

Restructuring charges.  Restructuring charges for 2012 were $102.4 million, and consisted primarily of fixed asset and other impairment charges of $77.1 million and severance and benefit costs of $19.4 million related to the closure of the Sartell mill.  Restructuring charges of $24.5 million in 2011 reflected the permanent shut down of the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota.

Other operating income.  Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at our Sartell mill.

Interest expense.  Verso Paper’s interest expense for 2012 was $135.4 million, compared to $126.6 million for 2011.  Verso Holdings’ interest expense for 2012, was $127.9 million compared to $122.2 million for 2011.

Other loss, net.  Verso Paper’s other loss, net for 2012 was $7.4 million, compared to a net loss of $26.1 million for 2011.  Verso Holdings other loss, net for 2012 was $7.4 million, compared to a net loss of $25.8 million for 2011.  Included in the results for 2012 and 2011 were losses of $8.2 million and $26.1 million, respectively, related to the early retirement of debt in connection with debt refinancing.

Income tax (benefit) expense.  Income tax benefit for 2012 of $1.4 million resulted from a reduction in the deferred tax liability related to the non-cash trademark impairment charge that was taken as a result of a reduction in production capacity from the closure of the Sartell mill.

2011 Compared to 2010

Net sales.  Net sales for 2011 increased 7.3% to $1,722.5 million from $1,605.3 million in 2010, as the average sales price for all of our products increased 9.4%, reflecting price increases implemented during 2010 and at the beginning of the second quarter of 2011.  This positive impact was partially offset by a 2.0% decline in total sales volume during 2011 compared to 2010.

Net sales for our coated papers segment increased 7.9% to $1,418.8 million in 2011 from $1,315.0 million in 2010.  This improvement reflects a 10.7% increase in the average paper sales price per ton in 2011 while paper sales volume decreased 2.5% in 2011 compared to 2010.

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

Goodwill impairment. In 2011, Verso Paper and Verso Holdings recognized goodwill impairment charges of $18.7 million and $10.5 million, respectively, which represent a write-off of the full balance of goodwill.

Restructuring charges.  Restructuring charges of $24.5 million in 2011 reflected the permanent shut down of the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota.  These charges include $15.0 million of severance and benefit costs, $7.1 million of accelerated depreciation, and $2.3 million due to write-off of spare parts and inventory.

Interest expense. Interest expense for Verso Paper was $126.6 million in 2011, compared to $128.1 million in 2010.  Interest expense for Verso Holdings was $122.2 million in 2011, compared to $122.5 million in 2010.

Other (income) loss, net.  In 2011, Verso Paper had other losses, net of $26.1 million and Verso Holdings had other losses, net of $25.8 million compared to other income, net of $0.9 million and $0.7 million for Verso Paper and Verso Holdings, respectively, in 2010.  Included in the results for 2011 were $26.1 million in pre-tax net losses related to the early retirement of debt in connection with our debt refinancing.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. See our reconciliation of EBITDA to net income provided in Item 6, Selected Financial Data.

Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations permitted in calculating covenant compliance under the indentures governing our debt securities.  Adjusted EBITDA is modified to align the mark-to-market impact of derivative contracts used to economically hedge a portion of future natural gas purchases with the period in which the contracts settle. You are encouraged to evaluate each adjustment and to consider whether the adjustment is appropriate. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments included in the presentation of Adjusted EBITDA. We believe that the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.  We also believe that Adjusted EBITDA is a useful liquidity measurement tool for assessing our ability to meet our future debt service, capital expenditures, and working capital requirements.

However, EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for or superior to, our operating or net income or cash flows from operating activities, determined in accordance with GAAP.

The following table reconciles cash flows from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Verso Paper
	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Cash flows from operating activities	$12.0	$14.5	$73.5
Income tax expense	(1.4)	0.2	0.1
Amortization of debt issuance costs	(5.3)	(5.4)	(5.7)
Accretion of discount on long-term debt	(1.4)	(4.1)	(3.7)
(Loss) gain on early extinguishment of debt, net	(8.2)	(26.1)	0.3
Asset impairment	(77.4)	-	-
Goodwill impairment	-	(18.7)	-
Equity award expense	(2.7)	(2.4)	(1.7)
Interest income	-	(0.1)	(0.1)
Interest expense	135.5	126.6	128.1
Gain (loss) on disposal of fixed assets	45.7	(0.3)	-
Other, net	5.0	(1.0)	4.7
Changes in assets and liabilities, net	(23.4)	31.7	(71.1)
EBITDA	78.4	114.9	124.4
Restructuring charges(1)	102.4	24.5	-
Gain on insurance settlement (2)	(52.6)	-	-
Goodwill impairment(3)	-	18.7	-
Loss (gain) on early extinguishment of debt, net(4)	8.2	26.1	(0.3)
Hedge (gains) losses (5)	(3.7)	7.5	-
Equity award expense(6)	2.7	2.4	1.7
Other items, net(7)	4.7	8.4	6.3
Adjusted EBITDA before pro forma effects of profitability program	$140.1	$202.5	$132.1
(1)	Represents costs associated with the closure of the Sartell mill in 2012 and the shutdown of three paper machines in 2011.
(2)	Represents gain on insurance settlement resulting from the fire at our Sartell mill.
(3)	Represents impairment of goodwill allocated to the coated paper segment.
(4)	Represents net loss (gain) related to debt refinancing.
(5)	Represents unrealized (gains) losses on energy-related derivative contracts.
(6)	Represents amortization of non-cash incentive compensation.
(7)	Represents miscellaneous non-cash and other earnings adjustments.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of December 31, 2012, $141.9 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $46 million of additional cost reductions, of which, approximately $34 million are expected to be realized in 2013, and the remaining $12 million are expected to be realized in 2014. We continue to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Net cash provided by (used in):
Operating activities	$12,008	$14,511	$73,480	$11,302	$14,562	$75,821
Investing activities	(7,069)	(66,205)	(98,266)	(7,069)	(66,205)	(98,266)
Financing activities	(38,283)	(6,217)	25,469	(37,558)	(6,268)	25,389
Net change in cash and cash equivalents	$(33,344)	$(57,911)	$683	$(33,325)	$(57,911)	$2,944

Operating activities.  In 2012, Verso Paper’s net cash provided by operating activities of $12.0 million reflects a net loss of $173.8 million adjusted for non-cash depreciation, amortization, depletion, and accretion and non-cash losses on early extinguishment of debt and asset impairment charges totaling $210.5 million and a decrease in working capital of $31.2 million, which was primarily due to decreases in inventory and accounts receivable.  In 2011, Verso Paper’s net cash provided by operating activities of $14.5 million reflects a net loss of $137.1 million adjusted for non-cash depreciation, amortization, depletion, and accretion and non-cash losses on early extinguishment of debt and goodwill impairment totaling $186.6 million and an increase in working capital of $40.5 million, which was primarily due to increases in inventory and accounts receivable.  Verso Paper’s net cash provided by operating activities of $73.5 million in 2010 was primarily attributable to a net loss of $131.1 million adjusted for non-cash depreciation, amortization, depletion, and accretion charges of $136.7 million and cash provided by improvements in working capital of $55.5 million.  Cash flows from working capital increased primarily due to planned reductions in inventory levels; increased accounts payable reflecting the higher sales volume in 2010; and higher accrued liabilities.  Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In 2012, Verso Paper’s net cash used in investing activities of $7.1 million reflects $59.9 million in capital expenditures net of $14.7 million received from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan and $51.0 million in proceeds attributable to property, plant and equipment from the insurance settlement related to the fire at our Sartell mill.  This compares to $66.2 million of net cash used in investing activities in 2011, which reflects $90.3 million in capital expenditures net of $24.8 million in funds transferred from restricted cash for use on a renewable energy project at our mill in Quinnesec, Michigan, and $98.3 million of net cash used in investing activities in 2010, which included $73.6 million of capital expenditures and $25.1 million of cash transferred to restricted cash for the renewable energy project.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In 2012, Verso Paper’s net cash used in financing activities was $38.3 million and reflects a total of $355.0 million in cash payments to repurchase and retire and to redeem a total of $315.0 million aggregate principal amount of our 11.5% Senior Secured Notes due 2014 and to exchange $166.9 million aggregate principal amount of our Second Priority Senior Secured Floating Rate Notes due 2014 along with $157.5 million aggregate principal amount of our Senior Subordinated Notes due 2016 for a total of $271.6 million aggregate principal amount of our 11.75% Secured Notes due 2019.  Cash provided by financing activities includes $316.7 million in net proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% Senior Secured Notes due 2019.

In 2011, Verso Paper’s net cash used in financing activities was $6.2 million, reflecting cash payments of $390.0 million to repurchase long term debt and pay related fees and charges, net of $383.8 million in proceeds from the issuance of $396.0 million aggregate principal amount of Second Priority Senior Secured Notes net of discount, underwriting fees and issuance costs. In 2010, Verso Paper’s net cash provided by financing activities was $25.5 million for 2010, reflecting $26.2 million in proceeds from the issuance of $25.0 million in Senior Secured Notes including premium and net of underwriting fees and issuance costs.

Indebtedness.  As of December 31, 2012, Verso Paper’s total indebtedness was $1,257.0 million, net of $4.6 million of unamortized discounts.  As of December 31, 2012, Verso Holdings’ total indebtedness was $1,187.1 million, net of $4.6 million of unamortized discounts.

Revolving credit facilities.  On May 4, 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million ABL Facility and a $50.0 million Cash Flow Facility.  The revolving credit facilities were used to repay the outstanding indebtedness under the prior $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As December 31, 2012, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, the 11.38% Senior Subordinated Notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  The ABL Facility had no amounts outstanding, $43.0 million in letters of credit issued, and $91.9 million available for future borrowing as of December 31, 2012.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of December 31, 2012.

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

11.75% Senior Secured Notes due 2019.  On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of the 11.5% Senior Secured Notes due 2014.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100,000,000 of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

11.75% Secured Notes due 2019. On May 11, 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019.  Verso Holdings issued the notes pursuant to two separate exchange offers whereby it  (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% Senior Subordinated Notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes due 2019 and the Second Priority Senior Secured Floating Rate Notes due 2014.  The notes will mature on January 15, 2019.

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396.0 million, respectively, aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes will mature on February 1, 2019.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  Through March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  On May 11, 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% Secured Notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes.  Following the exchange, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of December 31, 2012, the interest rate on the notes was 4.06% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014.

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

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $93.2 million outstanding on its senior unsecured term loan as of December 31, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest at a rate equal to LIBOR plus 7.00% per year for interest paid in kind, or “PIK.”  As of December 31, 2012, the interest rate on the loan was 7.31% per year. Verso Finance elected to exercise the PIK option for $8.5 million, $5.5 million, and $5.1 million of interest payments due 2012, 2011, and 2010, respectively.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of the Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans.  In accordance with ASC Topic 470, the Senior Unsecured Term Loans exchanged on January 31, 2013 are reflected in Long-term debt on the accompanying consolidated balance sheet as of December 31, 2012.

As a holding company, Verso Paper’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso Paper’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso Paper’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso Paper’s subsidiaries are not obligated to make funds available to it.  The terms of the revolving credit facilities and the indentures governing the outstanding notes of Verso Paper’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Verso Paper.  Furthermore, Verso Paper’s subsidiaries are permitted under the terms of the revolving credit facilities and the indentures to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso Paper.  Although the terms of the debt agreements of Verso Paper’s subsidiaries do not restrict its operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso Paper with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings under our revolving credit facilities.  Such repurchases are dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted. As of December 31, 2012, we were in compliance in all material respects with the covenants in our debt agreements.

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

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2012. Commercial commitments include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Verso Paper Holdings LLC
Long-term debt(1)	$1,943.7	$127.2	$263.3	$369.3	$1,183.9
Operating leases	16.3	6.6	6.9	1.8	1.0
Purchase obligations(2)	421.2	80.5	85.8	77.6	177.3
Other long-term liabilities(3)	27.7	2.0	2.8	1.0	21.9
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	65.6	1.5	3.0	3.0	58.1
Total contractual obligations for Verso Paper Holdings LLC	2,474.5	217.8	361.8	452.7	1,442.2
Debt for Verso Paper Finance Holdings LLC	159.0	10.2	3.0	3.0	142.8
Eliminate loans from affiliates	(131.2)	(3.0)	(6.0)	(6.0)	(116.2)
Total contractual obligations for Verso Paper Corp.	$2,502.3	$225.0	$358.8	$449.7	$1,468.8
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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  In 2012, Quad/Graphics, Inc. accounted for approximately 10%  of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities, the Second Priority Senior Secured Floating Rate Notes due 2014, and the senior unsecured term loan accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on Verso Paper’s outstanding floating-rate debt as of December 31, 2012, would increase annual interest expense by $1.0 million (of which $0.9 million is attributable to the senior unsecured term loan on which we have elected to pay interest in kind).  A 100 basis point increase in quoted interest rates on Verso Holdings’ outstanding floating-rate notes as of December 31, 2012, would increase annual interest expense by $0.1 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of December 31, 2012, we had liabilities for net unrealized losses of $4.1 million on open commodity contracts with maturities of one to twenty-three months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.3 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.  We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

Wood.  Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy.  We produce approximately 57% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

Verso Paper Corp.
Verso Paper Holdings LLC

Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011, and 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER CORP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Corp.’s internal control over financial reporting as of December 31, 2012, based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Corp.’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Corp.’s internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Corp.’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER HOLDINGS LLC

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2012, based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Holdings LLC’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Holdings LLC’s internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the accompanying consolidated balance sheets of Verso Paper Corp., and subsidiaries (the "Company"), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2013

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the internal control over financial reporting of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2013

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the accompanying consolidated balance sheets of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in member's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2013

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the internal control over financial reporting of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2013

CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$61,525	$94,869	$61,470	$94,795
Accounts receivable, net	100,888	128,086	101,014	128,213
Inventories	131,467	166,876	131,467	166,876
Assets held for sale	24,867	-	24,867	-
Prepaid expenses and other assets	4,026	3,239	3,996	3,238
Total current assets	322,773	393,070	322,814	393,122
Property, plant, and equipment, net	793,031	934,699	793,031	934,699
Reforestation	-	13,671	-	13,671
Intangibles and other assets, net	93,127	80,035	116,432	102,950
Total assets	$1,208,931	$1,421,475	$1,232,277	$1,444,442

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,079	$109,683	$92,079	$110,589
Accrued liabilities	120,180	140,756	119,121	139,682
Current maturities of long-term debt	8,501	-	-	-
Liabilities related to assets held for sale	176	-	176	-
Total current liabilities	220,936	250,439	211,376	250,271
Long-term debt	1,248,458	1,262,459	1,187,052	1,201,077
Other liabilities	61,223	62,465	54,448	54,278
Total liabilities	1,530,617	1,575,363	1,452,876	1,505,626
Commitments and contingencies (Note 19)	-	-	-	-
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized,
no shares issued)	-	-	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,951,379 shares issued and 52,896,374 outstanding
on December 31, 2012, and 52,630,965 shares issued and
52,605,314 outstanding on December 31, 2011)	530	526	n/a	n/a
Treasury stock -- at cost (55,005 shares on December 31, 2012 and
25,651 shares on December 31, 2011)	(84)	(53)	n/a	n/a
Paid-in-capital	219,158	216,485	324,562	321,110
Retained deficit	(516,017)	(342,188)	(519,888)	(353,636)
Accumulated other comprehensive loss	(25,273)	(28,658)	(25,273)	(28,658)
Total deficit	(321,686)	(153,888)	(220,599)	(61,184)
Total liabilities and equity	$1,208,931	$1,421,475	$1,232,277	$1,444,442

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010	2012	2011	2010
Net sales	$1,474,612	$1,722,489	$1,605,316	$1,474,612	$1,722,489	$1,605,316
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,272,630	1,460,290	1,410,770	1,272,630	1,460,290	1,410,770
Depreciation, amortization, and depletion	118,178	125,295	127,367	118,178	125,295	127,367
Selling, general, and administrative expenses	74,415	78,059	71,043	74,364	78,007	70,989
Goodwill impairment	-	18,695	-	-	10,551	-
Restructuring charges	102,404	24,464	-	102,404	24,464	-
Total operating expenses	1,567,627	1,706,803	1,609,180	1,567,576	1,698,607	1,609,126
Other operating income	(60,594)	-	-	(60,594)	-	-
Operating (loss) income	(32,421)	15,686	(3,864)	(32,370)	23,882	(3,810)
Interest income	(8)	(99)	(120)	(1,523)	(1,614)	(124)
Interest expense	135,461	126,607	128,077	127,943	122,213	122,528
Other loss (income), net	7,379	26,042	(884)	7,380	25,812	(734)
Loss before income taxes	(175,253)	(136,864)	(130,937)	(166,170)	(122,529)	(125,480)
Income tax (benefit) expense	(1,424)	197	145	-	-	-
Net loss	$(173,829)	$(137,061)	$(131,082)	$(166,170)	$(122,529)	$(125,480)
Loss per common share
Basic	$(3.29)	$(2.61)	$(2.50)
Diluted	(3.29)	(2.61)	(2.50)
Weighted average common shares
outstanding (in thousands)
Basic	52,850	52,595	52,445
Diluted	52,850	52,595	52,445

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Net loss	$(173,829)	$(137,061)	$(131,082)	$(166,170)	$(122,529)	$(125,480)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	(1,365)	(5,188)	(9,466)	(1,365)	(5,188)	(9,466)
Reclassification from accumulated other
comprehensive loss to net income (loss)	5,856	2,838	8,786	5,856	2,838	8,786
Defined benefit pension plan:
Pension liability adjustment	(4,185)	(12,079)	(3,834)	(4,185)	(12,079)	(3,834)
Amortization of net loss and prior serivce cost	2,960	2,002	1,874	2,960	2,002	1,874
Other	119	23	(45)	119	23	(45)
Other comprehensive income (loss)	3,385	(12,404)	(2,685)	3,385	(12,404)	(2,685)
Comprehensive loss	$(170,444)	$(149,465)	$(133,767)	$(162,785)	$(134,933)	$(128,165)

See notes to consolidated financial statements.

VERSO PAPER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

							Accumulated
							Other	Total
							Comprehensive	Stockholders'
	Common	Common	Treasury	Treasury	Paid-in-	Retained	Income	Equity
(Dollars and shares in thousands)	Shares	Stock	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2009	52,374	$524	-	$-	$212,381	$(74,045)	$(13,569)	$125,291
Net loss	-	-	-	-	-	(131,082)	-	(131,082)
Other comprehensive loss	-	-	-	-	-	-	(2,685)	(2,685)
Common stock issued for restricted stock	91	1	-	-	(1)	-	-	-
Stock option exercise	2	-	-	-	3	-	-	3
Equity award expense	-	-	-	-	1,667	-	-	1,667
Balance - December 31, 2010	52,467	525	-	-	214,050	(205,127)	(16,254)	(6,806)
Net loss	-	-	-	-	-	(137,061)	-	(137,061)
Other comprehensive loss	-	-	-	-	-	-	(12,404)	(12,404)
Common stock issued for restricted stock, net	158	1	(26)	(53)	(1)	-	-	(53)
Stock option exercise	6	-	-	-	16	-	-	16
Equity award expense	-	-	-	-	2,420	-	-	2,420
Balance - December 31, 2011	52,631	526	(26)	(53)	216,485	(342,188)	(28,658)	(153,888)
Net loss	-	-	-	-	-	(173,829)	-	(173,829)
Other comprehensive income	-	-	-	-	-	-	3,385	3,385
Common stock issued for restricted stock, net	320	4	(29)	(31)	(4)	-	-	(31)
Equity award expense	-	-	-	-	2,677	-	-	2,677
Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)

See notes to consolidated financial statements.

VERSO PAPER HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

			Accumulated
			Other	Total
			Comprehensive	Member's
	Paid-in-	Retained	Income	Equity
(Dollars in thousands)	Capital	Deficit	(Loss)	(Deficit)
Balance - December 31, 2009	$317,023	$(105,461)	$(13,569)	$197,993
Cash distributions	-	(78)	-	(78)
Net loss	-	(125,480)	-	(125,480)
Other comprehensive loss	-	-	(2,685)	(2,685)
Equity award expense	1,667	-	-	1,667
Balance - December 31, 2010	318,690	(231,019)	(16,254)	71,417
Cash distributions	-	(88)	-	(88)
Net loss	-	(122,529)	-	(122,529)
Other comprehensive loss	-	-	(12,404)	(12,404)
Equity award expense	2,420	-	-	2,420
Balance - December 31, 2011	321,110	(353,636)	(28,658)	(61,184)
Cash distributions	-	(82)	-	(82)
Contribution from parent	776	-	-	776
Net loss	-	(166,170)	-	(166,170)
Other comprehensive income	-	-	3,385	3,385
Equity award expense	2,676	-	-	2,676
Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(173,829)	$(137,061)	$(131,082)	$(166,170)	$(122,529)	$(125,480)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization, and depletion	118,178	132,363	127,367	118,178	132,363	127,367
Restructuring and other charges	77,376	-	-	77,376	-	-
Loss (gain) on early extinguishment of debt	8,244	26,091	(253)	8,244	26,091	(255)
Amortization of debt issuance costs	5,317	5,396	5,650	4,957	5,036	5,290
Accretion of discount on long-term debt	1,421	4,101	3,721	1,421	4,101	3,721
Equity award expense	2,677	2,420	1,667	2,676	2,420	1,667
(Gain) loss on disposal of fixed assets	(45,742)	323	3	(45,742)	323	3
Goodwill impairment	-	18,695	-	-	10,551	-
Other, net	(4,992)	(6,132)	(4,691)	(4,992)	(6,132)	(4,691)
Changes in assets and liabilities:
Accounts receivable	27,199	(21,078)	(2,746)	27,199	(21,201)	(2,723)
Inventories	28,269	(24,360)	19,885	28,269	(24,360)	19,885
Prepaid expenses and other assets	(8,969)	(787)	8,969	(8,969)	(801)	8,076
Accounts payable	(17,813)	(14,191)	20,621	(18,719)	(14,185)	23,778
Accrued liabilities	(5,328)	28,731	24,369	(12,426)	22,885	19,183
Net cash provided by operating activities	12,008	14,511	73,480	11,302	14,562	75,821
Cash Flows From Investing Activities:
Proceeds from insurance settlement	51,003	-	-	51,003	-	-
Proceeds from sale of fixed assets	1,731	228	453	1,731	228	453
Transfers to restricted cash	106	23,839	(25,073)	106	23,839	(25,073)
Capital expenditures	(59,909)	(90,272)	(73,646)	(59,909)	(90,272)	(73,646)
Net cash used in investing activities	(7,069)	(66,205)	(98,266)	(7,069)	(66,205)	(98,266)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	112,500	-	-	112,500	-	-
Payments on revolving credit facilities	(112,500)	-	-	(112,500)	-	-
Proceeds from long-term debt	341,191	394,618	27,438	341,191	394,618	27,438
Debt issuance costs	(24,459)	(10,800)	(1,971)	(24,459)	(10,800)	(1,971)
Repayments of long-term debt	(354,984)	(389,998)	-	(354,984)	(389,998)	-
Contribution from parent	-	-	-	776	-	-
Cash distributions	-	-	-	(82)	(88)	(78)
Acquisition of treasury stock	(31)	(53)	-	-	-	-
Proceeds from issuance of common stock	-	16	2	-	-	-
Net cash (used in) provided by financing activities	(38,283)	(6,217)	25,469	(37,558)	(6,268)	25,389
Change in cash and cash equivalents	(33,344)	(57,911)	683	(33,325)	(57,911)	2,944
Cash and cash equivalents at beginning of period	94,869	152,780	152,097	94,795	152,706	149,762
Cash and cash equivalents at end of period	$61,525	$94,869	$152,780	$61,470	$94,795	$152,706
Total interest paid	$113,334	$115,651	$115,405
Total income taxes paid (received)	153	(8)	(182)

See notes to consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND 2011, AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

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

Basis of Presentation —This report contains the consolidated financial statements of Verso Paper and Verso Holdings as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  Intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition — Sales are net of rebates, allowances, and discounts.  Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership.  Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point.  For sales transactions designated f.o.b. destination revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and amounts receivable from or due to related parties approximates fair value due to the short maturity of these instruments.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  See also Note 8, Note 11, Note 14, and Note 15 for additional information regarding the fair value of financial instruments.

Cash and Cash Equivalents — Cash and cash equivalents can include highly liquid investments with a maturity of three months or less at the date of purchase.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the consolidated balance sheet (see also Note 3 and Note 6).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Interest cost of $3.5 million and $3.7 million was capitalized, respectively, in 2012 and 2011.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware	3 - 6
Leasehold improvements	Over the terms of the lease or the useful life of the improvements

Reforestation — Timberlands are stated at cost, including capitalized costs attributable to reforestation efforts (i.e., costs for site preparation, planting stock, labor, herbicide, fertilizer, and any other costs required to establish timber on land that was previously not forested).  Costs attributable to timberlands are charged against income as trees are cut.  The rate charged will be determined annually based on the relationship of incurred costs to estimated current merchantable volume.  As of December 31, 2012, all of our timberlands are classified as held for sale in the accompanying consolidated balance sheet (see also Note 4).

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

Trademarks are evaluated by comparing the expected undiscounted future cash flow to their carrying values.  During 2012, based on a projected reduction of revenue primarily as a result of a reduction in production capacity from the closure of the Sartell mill, we recognized a trademarks impairment charge of $3.7 million, which is included in Restructuring charges on our accompanying consolidated statements of operations (see also Note 17).

Goodwill was evaluated at the reporting unit level and allocated to the “Coated” segment. The evaluation for goodwill impairment was performed by applying a two-step test.  The first step was to compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit was less than its carrying amount, goodwill was considered impaired and the loss was measured by performing step two, which involved using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.  An impairment loss was recognized to the extent the implied fair value of the goodwill was less than the carrying amount of the goodwill.  In 2011, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  We had no goodwill remaining as of December 31, 2011.

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

In 2012, based on a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, we recorded a fixed asset impairment charge of $66.5 million, which is included in Restructuring charges on our accompanying consolidated statements of operations (see also Note 17).  The impairment charge was calculated based on the excess of carrying value over the estimated fair value of the site, which was estimated based on preliminary negotiations with potential buyers received subsequent to our decision to shut down the mill.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances for sales to unaffiliated customers were approximately $97.0 million at December 31, 2012, compared to $113.2 million at December 31, 2011.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $1.0 million at December 31, 2012, compared to $0.9 million at December 31, 2011.  Bad debt expense was $0.1 million for the year ended December 31, 2012, compared to $0.2 million for each of the years ended December 31, 2011 and 2010.

Deferred Financing Costs — We capitalize costs incurred in connection with borrowings or establishment of credit facilities.  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facilities using the effective interest method.  In the case of early debt principal repayments, we adjust the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjust the future amortization expense.

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

As of December 31, 2012 and 2011, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Asset retirement obligations, January 1	$11,233	$13,660
Accretion expense	827	816
Settlement of existing liabilities	(449)	(1,625)
Adjustment to existing liabilities	419	(1,618)
Liabilities related to assets held for sale	(176)	-
Asset retirement obligations, December 31	$11,854	$11,233

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

Pension Benefits — Pension plans cover substantially all of our employees.  The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations.  Prior service costs are amortized on a straight-line basis over the estimated remaining service periods of employees.  Certain employees are covered by defined contribution plans.  Our contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.  These plans are funded on a current basis.

2.      RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, changes the existing guidance on the presentation of comprehensive income.  Entities have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us was the first quarter of 2012.  Changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments were deferred for 2012 and subsequently superseded by ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The adoption of the provisions of ASU No. 2013-02 will result in a change to our current presentation of comprehensive income but will have no impact on our financial condition, results of operations, or cash flows.

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

Other new accounting pronouncements issued but not effective until after December 31, 2012, are not expected to have a significant effect on our consolidated financial statements.

3.       INVENTORIES

	December 31,
(Dollars in thousands)	2012	2011
Raw materials	$25,747	$27,953
Woodyard logs	5,942	5,931
Work-in-process	17,629	19,120
Finished goods	55,909	87,585
Replacement parts and other supplies	26,240	26,287
Inventories	$131,467	$166,876

4.      ASSETS HELD FOR SALE, LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE, AND INSURANCE PROCEEDS

On May 28, 2012, our paper mill in Sartell, Minnesota, was damaged by a fire and explosion.  In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion, and announced the decision to permanently close the mill.  As a result of the closure, we recorded an inventory impairment charge of $6.9 million, a fixed asset impairment charge of $66.5 million, and a trademark impairment charge of $3.7 million.  These charges are included in Restructuring charges on our accompanying consolidated statements of operations (see also Note 17).

During the fourth quarter of 2012, we reached a final settlement agreement for $84.0 million with our insurance provider for property and business losses resulting from the fire and explosion.  Insurance proceeds in excess of fire related costs and property damages incurred of $60.6 million are recorded in Other operating income on our consolidated statement of operations for the year ended December 31, 2012.  In addition, $51.0 million of proceeds attributable to property, plant, and equipment are reflected in investing activities on our consolidated statement of cash flows for the year ended December 31, 2012.

Also during the fourth quarter, management evaluated options for the disposition of the Sartell mill and related assets, and entered into a formal plan to sell the assets of the Sartell mill as well as Verso Fiber Farm, LLC, or, “Fiber Farm,” which was created to supply fiber to the Sartell mill.  The assets and related liabilities of the Sartell mill and Fiber Farm have been reclassified as held for sale in our consolidated balance sheet at December 31, 2012 at their carrying value.

Assets and liabilities held for sale at December 31, 2012 were comprised of the following:

December 31,
(Dollars in thousands)	2012
Property, plant, and equipment, net (1)	$12,124
Reforestation (1)	12,743
Assets held for sale	$24,867
Asset retirement obligations	$176
Liabilities related to assets held for sale	$176
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

5.           PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(Dollars in thousands)	2012	2011
Land and land improvements	$28,985	$37,101
Building and leasehold improvements	153,769	188,201
Machinery, equipment, and other	1,278,427	1,330,275
Construction-in-progress	11,017	31,955
Property, plant, and equipment, gross	1,472,198	1,587,532
Accumulated depreciation	(679,167)	(652,833)
Property, plant, and equipment, net	$793,031	$934,699

Depreciation expense was $117.2 million, $130.5 million, and $124.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

6.      INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2012	2011	2012	2011
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $7.5 million
on December 31, 2012, and $6.7 million on December 31, 2011	$5,820	$6,620	$5,820	$6,620
Patents, net of accumulated amortization of $0.7 million on
December 31, 2012, and $0.6 million on December 31, 2011	411	526	411	526
Total amortizable intangible assets	6,231	7,146	6,231	7,146
Unamortizable intangible assets:
Trademarks	17,780	21,473	17,780	21,473
Other assets:
Financing costs, net of accumulated amortization of $8.2 million on
December 31, 2012, and $17.8 million on December 31, 2011, for
Verso Paper, and net of accumulated amortization of $8.2 million on December 31, 2012, and $16.1 million on December 31, 2011,
for Verso Holdings	33,909	24,483	33,909	24,093
Deferred major repair	17,473	12,294	17,473	12,294
Replacement parts, net	3,679	4,257	3,679	4,257
Loan to affiliate	-	-	23,305	23,305
Restricted cash	3,454	3,560	3,454	3,560
Other	10,601	6,822	10,601	6,822
Total other assets	69,116	51,416	92,421	74,331
Intangibles and other assets	$93,127	$80,035	$116,432	$102,950
Certain previously reported amounts have been reclassified to agree with current presentation.

Amortization expense of intangibles was $0.9 million, $1.1 million, and $1.3 million, respectively, for the year ended December 31, 2012, 2011, and 2010.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2013	$815
2014	715
2015	615
2016	567
2017	400

When events or circumstances so indicate, we assess the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets.  During the year ended December 31, 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  During the third quarter of 2012, as a result of the closure, we performed an interim impairment analysis of our trademarks, which resulted in an impairment charge of $3.4 million, based on a projected reduction of revenues primarily as a result of a reduction in production capacity.  In performing our annual impairment test, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an additional $0.3 million of impairment charge.  The trademarks impairment charge is included in Restructuring charges on our statement of operations (see also Note 17).

During the year ended December 31, 2011, we performed an initial assessment of the potential impairment of long-lived assets and other intangibles based on the difficult market conditions and reduced demand we were experiencing and concluded that there was no impairment since the undiscounted cash flows were in excess of the carrying values of long-lived assets and other intangible assets. In connection with our annual goodwill impairment review in the 4th quarter of 2011, we determined that there was an indication of impairment.  As a result we completed the second step of the goodwill impairment test by comparing the fair value of the reporting unit to the fair value of its identifiable assets and liabilities to determine the implied fair value of goodwill.  Based on our analysis, we determined that the carrying value of the ‘Coated’ reporting unit exceeded its fair value, and Verso Paper recognized a goodwill impairment loss of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  There were no significant events or circumstances indicative of impairment of long-lived assets or other intangibles for the year ended December 31, 2010, therefore there was no comparison of projected undiscounted cash flows to carrying value performed or impairment recorded.

7.      ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Accrued interest	$56,013	$49,197	$55,060	$48,391
Payroll and employee benefit costs	37,721	48,930	37,721	48,930
Accrued sales rebates	11,138	15,039	11,138	15,039
Derivatives	3,909	10,047	3,909	10,047
Restructuring costs	5,098	10,763	5,098	10,763
Accrued taxes - other than income	1,584	1,672	1,478	1,404
Freight and other	4,717	5,108	4,717	5,108
Accrued liabilities	$120,180	$140,756	$119,121	$139,682

8.      DEBT

A summary of long-term debt is as follows:

		December 31, 2012			December 31, 2011
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	-	$-	$-	$-	$-
11.5% Senior Secured Notes (1)	7/1/2014	11.50%	-	-	302,820	316,260
11.75% Senior Secured Notes (2)	1/15/2019	11.75%	341,493	361,388	-	-
11.75% Secured Notes	1/15/2019	11.75%	271,573	198,248	-	-
8.75% Second Priority Senior Secured Notes (3)	2/1/2019	8.75%	394,871	159,960	394,736	257,063
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.06%	13,310	9,650	180,216	112,635
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	58,995	300,000	122,550
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total long-term debt for Verso Paper Holdings LLC			1,187,052	811,546	1,201,077	831,813
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	7.31%	93,212	91,348	84,687	46,578
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt	2/1/2013	7.31%	(8,501)	(8,331)	-	-
Less loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,248,458	$871,258	$1,262,459	$855,086
(1) Par value of $315,000 on December 31, 2011.
(2) Par value of $345,000 on December 31, 2012.
(3) Par value of $396,000 on December 31, 2012 and 2011.

We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 15).

Amounts included in interest expense related to debt and amounts of cash interest payments on debt are as follows:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Interest expense	$133,644	$124,895	$123,695	$126,486	$120,861	$118,506
Cash interest paid	113,334	115,651	115,405	114,849	117,043	115,405
Debt issuance cost amortization(1)	5,317	5,396	5,650	4,957	5,036	5,290
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  On May 4, 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  The revolving credit facilities were used to repay the outstanding indebtedness under the prior $200.0 million revolving credit facility and will be used to provide ongoing working capital and for other general corporate purposes.  In connection with the revolving credit facilities, debt issuance costs of approximately $9.3 million were deferred and will be amortized over the life of the credit facilities.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  Verso Holdings is required to pay commitment fees to the lenders in respect of unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, the 11.38% Senior Subordinated Notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  The ABL Facility had no amounts outstanding, $43.0 million in letters of credit issued, and $91.9 million available for future borrowing as of December 31, 2012.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of December 31, 2012.

11.5% Senior Secured Notes due 2014.  On March 21, 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of 11.5% Senior Secured Notes due 2014 and recognized a loss of $29.9 million, which is included in Other (loss) income, net on our accompanying consolidated statements of operations, on the early retirement of the notes, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  On April 30, 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes and recognized a loss of $4.6 million, which is included in Other (loss) income, net on our accompanying consolidated statements of operations, on the early retirement of the notes, including the write-off of unamortized debt issuance costs and unamortized discount related to the notes.  Following these transactions, there are no outstanding 11.5% Senior Secured Notes due 2014.

11.75% Senior Secured Notes due 2019.  On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100,000,000 of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

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

11.75% Secured Notes due 2019.  On May 11, 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes due 2019 and the Second Priority Senior Secured Floating Rate Notes due 2014.  The notes will mature on January 15, 2019.

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes due 2016.  Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges, which is included in Other (loss) income, net on our accompanying consolidated statements of operations.  Following the exchanges, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes and $142.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes remain outstanding.  Debt issuance costs of approximately $5.4 million were deferred and will be amortized over the life of the notes.

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on February 1, 2019.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  As of December 31, 2012, Verso Holdings had repurchased and retired a total of $236.7 million aggregate principal amount of the notes.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of December 31, 2012, the interest rate on the notes was 4.06% per year. The notes mature on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016. As of December 31, 2012, Verso Holdings had repurchased and retired a total of $157.5 million aggregate principal amount of the notes. The notes bear interest, payable semi-annually, at the rate of 11.38% per year. The notes mature on August 1, 2016.

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

Senior Unsecured Term Loan.  Verso Finance, the parent entity of Verso Holdings, had $93.2 million outstanding on its senior unsecured term loan as of December 31, 2012.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  The loan bears interest at a rate equal to LIBOR plus 7.00% per year for interest paid in kind, or “PIK”  As of December 31, 2012, the interest rate on the loan was 7.31% per year. Verso Finance elected to exercise the PIK option for $8.5 million, $5.5 million, and $5.1 million of interest payments due in 2012, 2011, and 2010 respectively.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans.  There are no longer any outstanding Senior Unsecured Term Loans.  In accordance with ASC Topic 470, the Senior Unsecured Term Loans exchanged on January 31, 2013 are reflected in Long-term debt on the accompanying consolidated balance sheet as of December 31, 2012.

The payments required under the debt listed above during the years following December 31, 2012, are set forth below:

	VERSO	VERSO
(Dollars in thousands)	PAPER (1)	HOLDINGS
2013	$8,501	$-
2014	13,310	13,310
2015	-	-
2016	142,500	142,500
2017	-	-
2018 and thereafter	1,097,284	1,035,878
Total debt	$1,261,595	$1,191,688
(1) Verso Paper's future payments required include the impact of the January 31, 2013 exchange described above.

At December 31, 2012, we were in compliance with the covenants in our debt agreements.

9.      OTHER LIABILITIES

Other liabilities consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Pension benefit obligation	$30,416	$28,803	$30,416	$28,803
Asset retirement obligations	11,854	11,233	11,854	11,233
Non-controlling interests	7,923	7,923	7,923	7,923
Deferred income taxes	6,774	8,102	-	-
Deferred compensation	3,396	2,672	3,396	2,672
Derivatives	225	2,296	225	2,296
Other	635	1,436	634	1,351
Other liabilities	$61,223	$62,465	$54,448	$54,278

10.      EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Net income (loss) available to common shareholders	$(173,829)	$(137,061)	$(131,082)

Weighted average common stock outstanding	52,365	52,207	52,078
Weighted average restricted stock	485	388	367
Weighted average common shares outstanding - basic	52,850	52,595	52,445
Dilutive shares from stock options	-	-	-
Weighted average common shares outstanding - diluted	52,850	52,595	52,445

Basic loss per share	$(3.29)	$(2.61)	$(2.50)

Diluted loss per share	$(3.29)	$(2.61)	$(2.50)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2012, 2011, or 2010.

For 2012, 3,033,282 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $2.85 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For 2011, 1,728,127 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.83 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For 2010, 1,357,616 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.34 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

11.      RETIREMENT PLANS

Defined Benefit Plan

We maintain defined benefit pension plans that provide retirement benefits to current hourly employees at the Androscoggin and Bucksport mills, and prior hourly employees at the Sartell mill who were hired prior to July 1, 2004.  Employees hired after June 30, 2004, who are not eligible to participate in the pension plans receive an additional company contribution to their accounts under our 401(k) savings plan (see “Other Benefits” discussion below).  The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

During 2012, a curtailment loss of $1.5 million was recognized in Restructuring charges on the consolidated statements of operations due to a reduction in headcount associated with the closure of the Sartell mill.  The curtailment loss included $0.6 million of amortization of prior service cost and a net actuarial loss of $0.9 million.

During 2011, a curtailment loss of $1.9 million was recognized in Restructuring charges on the consolidated statements of operations due to a reduction in headcount associated with the paper machine shutdowns.  The curtailment loss included $0.4 million of amortization of prior service cost and a net actuarial loss of $1.5 million.

The following table summarizes the components of net periodic pension cost for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Components of net periodic pension cost:
Service cost	$7,082	$6,694	$6,107
Interest cost	2,876	2,521	2,088
Expected return on plan assets	(2,791)	(2,234)	(1,849)
Curtailment	1,517	1,921	-
Amortization of prior service cost	740	1,176	1,784
Amortization of actuarial loss	1,648	393	90
Net periodic pension cost	$11,072	$10,471	$8,220

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive income at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Amounts recognized in Accumulated other comprehensive income:
Prior service cost	$2,574	$3,885
Net actuarial loss	22,364	19,828

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2013 is $1.6 million and $0.7 million, respectively.  We expect no plan assets to be returned to the company in 2013.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  We made contributions of $10.7 million in 2012, $9.6 million in 2011, and $4.9 million in 2010, respectively, to the pension plans.  New legislation, titled Moving Ahead for Progress in the 21st Century, or “MAP-21,” has the effect of spreading the expected funding requirements over a longer period of time.  This relief had an immediate impact of reducing our estimated minimum funding requirement by $0.4 million for 2012.  After the enactment of MAP-21, our required contribution to the pension plan during 2013 will be $0.4 million for the 2012 plan year and $0 for the 2013 plan year.

The following table sets forth a reconciliation of the plans’ benefit obligation, plan assets and funded status at December 31, 2012 and 2011:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$67,686	$47,131
Service cost	7,082	6,693
Interest cost	2,876	2,521
Actuarial loss	4,915	10,647
Benefits paid	(1,560)	(793)
Curtailment	945	1,487
Benefit obligation on December 31	$81,944	$67,686
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$38,883	$29,258
Actual net return (loss) on plan assets	3,520	801
Employer contributions	10,685	9,617
Benefits paid	(1,560)	(793)
Plan assets at fair value, end of fiscal year	$51,528	$38,883
Unfunded projected benefit obligation recognized in other liabilities on
the consolidated balance sheets	$(30,416)	$(28,803)

The accumulated benefit obligation at December 31, 2012 and 2011, is $81.9 million and $67.7 million, respectively.

The following table summarizes expected future pension benefit payments:

(Dollars in thousands)
2013	$1,671
2014	1,926
2015	2,166
2016	2,470
2017	2,922
2018-2022	23,907

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

The actuarial assumptions used in the defined benefit pension plans were as follows:

	2012	2011	2010
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.80%	4.30%	5.40%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	4.30	5.40	6.00
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.50	6.50	7.50

The following table provides the pension plan’s asset allocation on December 31, 2012 and 2011:

	Allocation of Plan Assets
	2012		2011
	Targeted	Allocation on	Targeted	Allocation on
	Allocation	December 31, 2012	Allocation	December 31, 2011
Other securities:	70% - 80%		70% - 80%
Money market funds		1%		3%
Fixed income funds		66		65
Other funds		1		3
Equity securities:	20% - 30%		20% - 30%
Domestic equity funds - large cap		22%		21%
Domestic equity funds - small cap		5		4
International equity funds		5		4

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 15 – Fair Value of Financial Instruments for more detail).  The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2012 and 2011.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2012
Fixed income funds	$34,021	$34,021	$-	$-
Domestic equity funds - large cap	11,346	-	11,346	-
Domestic equity funds - small cap	2,693	2,693	-	-
International equity funds	2,331	1,164	1,167	-
Money market funds	632	632	-	-
Other funds	505	505	-	-
Total assets at fair value	$51,528	$39,015	$12,513	$-
December 31, 2011
Fixed income funds	$25,274	$-	$25,274	$-
Domestic equity funds - large cap	8,165	-	8,165	-
Domestic equity funds - small cap	1,555	-	1,555	-
International equity funds	1,555	-	1,555	-
Money market funds	1,167	-	1,167	-
Other funds	1,167	-	1,167	-
Total assets at fair value	$38,883	$-	$38,883	$-
Fair value is determined based on the net asset value of units held by the plan at period end.

Our primary investment objective is to ensure, over the long-term life of the pension plans, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plans seek to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.  Any volatility in investment performance compared to investment objectives should be explainable in terms of general economic and market conditions.  Our targeted pension fund asset allocation was updated during the second quarter of 2011.  The expected return on plan assets assumption for 2013 will be 6.50 percent.  The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future.  The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

Defined Contribution Plan

We sponsor a defined contribution plan to provide salaried, Quinnesec hourly, and certain Bucksport hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.

As determined by the provisions of the plan, we contribute annually a percentage of employee earnings.  The percentage is based on age and years of credited service for employees who were hired prior to July 1, 2004 and a fixed percentage of earnings to employees who were hired after June 30, 2004.  Expense under this plan was $5.6 million, $7.6 million, and $8.2 million for the years ended December 31, 2012, 2011, and 2010 respectively.

Other Benefits

We sponsor a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax or after-tax basis to the plan.  Matching contributions under the plan were $7.2 million, $8.6 million, and $7.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

12. EQUITY AWARDS

The Verso Paper Corp. 2008 Incentive Award Plan, as amended, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 6,250,000 shares of our common stock.  Under the Incentive Plan, stock awards may be granted to employees, consultants, and directors upon approval by the board of directors.

We have issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  We also have issued time-based non-qualified stock options to officers and management employees in 2012, 2011, and 2010.  The time-based options vest one to three years from the date of grant and expire seven years from the date of grant.  In 2009, we issued performance-based non-qualified stock options to an officer and management. The performance-based options vested one to three years from the date of grant based on the achievement of certain performance criteria tied to Verso Paper’s calculation of Adjusted EBITDA and expire seven years from the date of grant.  In March 2011, we revised the performance criteria for certain unvested performance-based stock options.  The incremental increase of $0.1 million in the fair value of the modified options was recognized over the remaining service period.

A summary of stock option plan activity (including the performance-based options) for the years ended December 31, 2012, 2011, and 2010 is provided below:

				Weighted
		Weighted	Weighted	Average	Aggregate
		Average	Average	Remaining	Intrinsic
	Options	Exercise	Grant Date	Contractual	Value
	Outstanding	Price	Fair Value	Life (in years)	(in thousands)
December 31, 2009(1)	1,140,402	3.43	1.99
Options granted	287,003	2.87	2.16
Forfeited	(36,650)	1.73	0.91
Exercised	(2,009)	1.09	0.34
December 31, 2010(1)	1,388,746	3.36	2.05
Options granted	430,855	5.63	4.13
Forfeited	(32,295)	3.97	2.68
Exercised	(5,807)	2.88	2.00
December 31, 2011	1,781,499	3.90	2.59
Options granted	2,193,701	1.46	1.07
Forfeited	(90,007)	3.48	2.52
Exercised	-	-	-
December 31, 2012(2)	3,885,193	2.53	1.73	5.4

Options exercisable on December 31, 2012(2)	1,372,380	3.59		3.9	$5.5
Options expected to vest as of December 31, 2012	2,512,813	1.96			-
(1)	On December 31, 2010 and 2009, there were an additional 19,094 and 41,998, respectively, of performance-based options for which the performance period had not begun. These options were classified as liability awards and had weighted average fair values of $2.40 and $2.09 at December 31, 2010 and 2009, respectively.
(2)	On December 31, 2012, options outstanding had exercise prices ranging from $0.71 to $5.93 and options exercisable had exercise prices ranging from $0.71 to $5.93.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2012, 2011, and 2010, with the following assumptions:

	2012	2011	2010
Expected weighted-average life of options granted	3.0 - 5.0 years	3.0 - 5.0 years	4.5 - 5.0 years
Range of volatility rates based on historical industry volatility	94.39% - 102.22%	90.65%	90.22%
Range of risk-free interest rates	.57% - .83%	1.18% - 2.16%	2.19% - 2.59%
Expected dividend yield	-	-	-

Based on our limited exercise history, we use the simplified method of calculating expected lives of options granted per ASC Topic 718-10-S99.  Expected volatility is estimated using historical industry volatility blended with Verso Paper’s historical volatility.  The dividend yield is assumed to be zero since we have no current plans to declare dividends.  The risk-free interest rates are based on the market yield of U.S. Treasury securities.

On December 31, 2012, there was $2.4 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 2.2 years.  There were no option exercises in 2012, and the total intrinsic value of options exercised in 2011 and 2010 was immaterial to Verso Paper’s consolidated financial statements.  Cash received and tax benefits realized from options exercised during 2011 and 2010 were also immaterial to Verso Paper’s consolidated financial statements.

In 2012, Verso Paper issued 320,414 restricted stock awards to its executives, directors, and certain senior managers with a weighted-average grant date fair value of $1.20 per share, based on the closing market price of our common stock on the date of grant.  Verso Paper also issued 158,057 and 90,445 restricted stock awards to its executives and senior management in 2011 and 2010, respectively.  The 2011 and 2010, restricted stock awards had weighted average grant date fair values of $5.70 and $3.01, respectively, which was equal to the closing market price of our common stock on the date of grant. The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of December 31, 2012, there was $0.5 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.6 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

Simultaneously with the consummation of the IPO, the limited partnership agreement of Verso Paper’s parent, Verso Paper Management LP, or the “Partnership,” was amended to, among other things; change its equity structure from multiple classes of units representing limited partner interests in the Partnership to a single class of units representing such interests.  The conversion from the prior multiple-class unit structure, or the “Legacy Units,” to a new single class of units in the Partnership was designed to correlate the equity structure of the Partnership with the post-IPO equity structure of Verso Paper.

Certain members of our management have been granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  A summary of Legacy Class B Units activity for the years ended December 31, 2012, 2011, and 2010, is presented below:

	Units	Weighted Average Fair Value at Grant Date
Nonvested at December 31, 2009	163,169	3.40
Vested	(81,092)	3.40
Nonvested at December 31, 2010	82,077	3.40
Vested	(81,110)	3.40
Nonvested at December 31, 2011	967	3.38
Vested	(967)	3.38
Nonvested at December 31, 2012	-	-

Equity award expense for the years ended December 31, 2012, 2011, and 2010, respectively, was $2.7 million, $2.4 million, and $1.7 million.

13.      BUCKSPORT ENERGY ASSET INVESTMENT

We have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports our mill in Bucksport, Maine.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  Balances included in the balance sheet at December 31, 2012 and 2011, related to this investment are as follows:

	December 31,
(Dollars in thousands)	2012	2011
Other receivables	$413	$802
Other current assets(1)	220	163
Total current assets	$633	$965
Property, plant, and equipment	$10,697	$10,671
Accumulated depreciation	(3,971)	(3,266)
Net property, plant, and equipment	$6,726	$7,405
Current liabilities	$(159)	$(170)
(1) Represents primarily restricted cash which may be used only to fund the ongoing energy operations of this investment.

14.     DERIVATIVE INSTRUMENTS AND HEDGES

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

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under ASC Topic 815, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive loss and are subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  For hedges that are entered into as economic hedges, but not accounted for under ASC Topic 815, changes in the fair value of the derivative instrument are recorded in Cost of products sold in the current period. Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.  We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future forecasted purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.

Historically, we designated our energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive income and any ineffectiveness recognized in Cost of products sold.  One of the requirements that must be evaluated when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective.  A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the anticipated cash flows of the hedged transaction.  The effectiveness of a hedging relationship must be tested at inception and quarterly thereafter.  If the relationship fails this test at any time, hedge accounting treatment must be discontinued prospectively.  The requirements necessary to apply hedge accounting are complex and must be documented at the inception as well as throughout the term of the contract.  If we fail to accurately document these requirements, the contact is not eligible for hedge accounting treatment.  The accompanying financial statements reflect the discontinuation of hedge accounting for certain contracts that failed to qualify for hedge accounting during the first quarter of 2012.  Additionally, effective April 1, 2012, management elected to de-designate the remaining energy swaps that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.  As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2012, are recognized immediately in Cost of products sold.  Prior to March 31, 2012, to the extent the hedge was effective, the change in fair value was deferred through Accumulated other comprehensive loss.  In 2011, we also de-designated certain energy-related cash flow hedges which ceased to achieve high correlation.  The amount recorded in Accumulated other comprehensive loss at the time a contract is de-designated is reclassified into Cost of products sold when the contract settles, or sooner if management determines that the forecasted transaction is probable of not occurring.  Energy swaps continue to be utilized as economic hedges designed to mitigate the risk of changes in commodity prices for future energy purchase commitments.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	December 31, 2012		December 31, 2011
		Fair Value		Fair Value
		Assets/		Assets/
(Dollars in thousands)	MMBtu's	(Liabilities)	MMBtu's	(Liabilities)
Derivative contracts designated as hedging instruments
Fixed price energy swaps
Notional amount	-		2,988,107
Accrued liabilities		$-		$(3,803)
Other liabilities		-		(877)
Derivative contracts not designated as hedging instruments
Fixed price energy swaps
Notional amount	6,194,726		4,891,187
Prepaid expenses and other assets		$20		$-
Intangibles and other assets, net		29		-
Accrued liabilities		(3,909)		(6,244)
Other liabilities		(225)		(1,419)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive income and the consolidated statements of operations:

	Loss Recognized			Loss Reclassified
	in Accumulated OCI			from Accumulated OCI(1)
	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Derivative contracts designated as
hedging instruments
Fixed price energy swaps	$(1,365)	$(5,188)	$(9,466)	$(283)	$(2,838)	$(8,505)
Interest rate swaps, receive-variable, pay fixed				-	-	(281)
Derivative contracts not designated
as hedging instruments
Fixed price energy swaps				$(5,573)	$-	$-
Net losses of $0.3 million at December 31, 2012, are expected to be reclassified from Accumulated OCI into earnings within the next 12 months.
(1) Loss reclassified from Accumulated OCI to earnings is included in Cost of products sold.

	Loss Recognized on Derivatives
	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$(50)	$(1,189)	$(1,053)
Derivative contracts not designated as hedging instruments
Fixed price energy swaps	$(2,973)	$(8,643)	$-
Loss recognized on derivatives is included in Cost of products sold.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

We use fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures.  Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale.  See discussion of the non-recurring fair value measurement related to long-lived assets, goodwill, and other intangible assets in Note 6 – Intangibles and Other Assets.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

■ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
■ Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
■ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Deferred compensation assets	$3,396	$3,396	$-	$-
Commodity swaps	49	-	49	-
Liabilities:
Commodity swaps	$4,134	$-	$4,134	$-
Deferred compensation liabilities	3,396	3,396	-	-
December 31, 2011
Assets:
Deferred compensation assets	$2,672	$2,672	$-	$-
Regional Greenhouse Gas Initiative carbon credits	425	-	425	-
Liabilities:
Commodity swaps	$12,343	$-	$12,343	$-
Deferred compensation liabilities	2,672	2,672	-	-
Fair values are based on observable market data.

16.  RELATED PARTY TRANSACTIONS

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

Distributions to Verso Finance — Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  The loan allows Verso Finance to pay interest either in cash or in kind through the accumulation of the outstanding principal amount.  Verso Finance elected to exercise the PIK option for $8.5 million, $5.5 million, and $5.1 million of interest payments due in 2012, 2011, and 2010 respectively.  Verso Finance has no independent operations; consequently, all cash flows used to service its remaining debt obligation will need to be received via distributions from Verso Holdings.  Verso Holdings made negligible distributions on behalf of Verso Finance for the year ended December 31, 2012, 2011, and 2010.  Verso Holdings has no obligation to make distributions to Verso Finance.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans.  There are no longer any outstanding Senior Unsecured Term Loans.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 20 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both December 31, 2012, and 2011, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for each of the years ended December 31, 2012 and 2011, Verso Holdings recognized interest income from Verso Finance of $1.5 million and the Investment Fund recognized interest expense to Verso Finance of $1.5 million.

Verso Paper — As of December 31, 2012, Verso Paper forgave $0.8 million of advances made during prior years to Verso Holdings which was treated as a capital contribution from a parent.  As of December 31, 2011, Verso Holdings had $0.9 million in current payables due to Verso Paper.  Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions were negligible for 2012, 2011, and 2010.

17.      RESTRUCTURING CHARGES

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

The following table details the charges incurred related primarily to the mill closure in 2012 and paper machine shutdowns in 2011 as included in Restructuring charges on our accompanying consolidated statements of operations:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Cumulative Incurred
Property and equipment	$66,521	$7,068	$73,589
Severance and benefit costs	19,373	15,004	34,377
Write-off of spare parts and inventory	6,934	2,278	9,212
Trademark impairment	3,693	-	3,693
Write-off of purchase obligations and commitments	2,420	-	2,420
Other miscellaneous costs	3,463	114	3,577
Total restructuring costs	$102,404	$24,464	$126,868

There were no restructuring charges for the year ended December 31, 2010.

The following details the changes in our associated restructuring reserve liabilities during the years ended December 31, 2012 and 2011 which is included in Accrued liabilities on our consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Beginning balance of reserve	$10,763	$-
Severance and benefit costs	15,500	11,679
Severance and benefit payments	(22,230)	(1,006)
Purchase obligations	2,488	90
Payments on purchase obligations	(1,355)	-
Purchase obligation reserve adjustments	(68)	-
Ending balance of reserve	$5,098	$10,763

Severance and benefit costs incurred in excess of severance and benefits costs accrued consist primarily of $2.5 million of pension and workers compensation expense and $1.3 million of salaries and benefit costs for employees continuing to provide services,  which were expensed as incurred.

18.      INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso Paper:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current tax (benefit) provision:
U.S. federal	$-	$-	$(76)
U.S. state and local	(96)	281	70
	(96)	281	(6)
Deferred tax (benefit) provision:
U.S. federal	(58,563)	(40,038)	(44,345)
U.S. state and local	(6,486)	(7,047)	(3,269)
	(65,049)	(47,085)	(47,614)
Valuation allowance	63,721	47,001	47,765
Income tax (benefit) provision	$(1,424)	$197	$145

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Tax at Statutory U.S. Rate of 34%	$(59,586)	$(46,456)	$(44,564)
Increase resulting from:
Disallowed compensation	680	-	-
Meals and entertainment	197	169	132
Nondeductible lobbying expenses	46	38	102
Goodwill impairment	-	6,356	-
Equity award expense	-	55	94
Other disallowed expenses	36	1	2
Net permanent differences	959	6,619	330
Valuation allowance	63,721	47,001	47,765
State income taxes (benefit)	(6,550)	(6,861)	(3,199)
Return to provision	32	(106)	(87)
Other	-	-	(100)
Total income tax provision	$(1,424)	$197	$145

The following is a summary of the significant components of our deferred tax position:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Net operating loss and credit carryforwards	$272,575	$232,177
Pension	11,403	10,225
Payment-in-kind interest	11,082	7,702
Inventory reserves	7,103	4,410
Compensation reserves	6,755	6,223
Inventory capitalization	2,492	2,059
Unrealized hedge losses	1,559	4,550
Bad debt reserves	900	1,004
Other	1,665	1,295
Gross deferred tax assets	315,534	269,645
Less: valuation allowance	(195,695)	(132,136)
Deferred tax assets, net of allowance	119,839	137,509
Deferred tax liabilities:
Property, plant, and equipment	$(84,241)	$(103,629)
Cancellation of debt income deferral	(26,127)	(26,054)
Intangible assets	(9,148)	(10,819)
Deferred repair charges	(6,657)	(4,639)
Prepaid expenses	(440)	(470)
Total deferred tax liabilities	(126,613)	(145,611)
Net deferred tax liabilities	$(6,774)	$(8,102)

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $195.7 million and $132.1 million, respectively.  The increase in the valuation allowance of $63.6 million is primarily attributable to additional federal and state losses incurred during 2012 for which is it less than more likely than not Verso Paper will realize those benefits in the future.

Income tax benefits related to the pension prior service liability have been credited to other comprehensive income. The benefits have been reduced by a valuation allowance of $11.0 million.  Income tax benefits related to hedging activity have been credited to other comprehensive income, and the benefits have been reduced by a valuation allowance of $0.1 million.

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

Verso Paper has federal net operating loss carryforwards totaling approximately $727.4 million on December 31, 2012, which begin to expire in 2026.

Verso Paper has state net operating loss carryforwards totaling approximately $425.4 million on December 31, 2012, which begin to expire in 2013.

Verso Paper is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2009 through 2012.  As of the current date, there are no ongoing federal or state income tax audits.

19.      COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2022, related to certain machinery and equipment used in our manufacturing process.  Rental expense under operating leases amounted to $9.2 million, $7.7 million, and $7.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table, as of December 31, 2012, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in thousands)
2013	$6,649
2014	4,467
2015	2,426
2016	1,068
2017	683
Thereafter	1,056
Total	$16,349

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  The following table, as of December 31, 2012, summarizes our unconditional purchase obligations.

(Dollars in thousands)
2013	$80,535
2014	41,145
2015	44,657
2016	38,672
2017	38,937
Thereafter	177,277
Total	$421,223

Severance Arrangements — Under our severance policy, and subject to certain terms and conditions, if the employment of a salaried employee or an hourly employee at the Quinnesec mill is terminated under specified circumstances, the employee is eligible to receive a termination allowance based on the employee’s applicable service and eligible pay.  The termination allowance is equal to two weeks of eligible pay for each full or partial year of applicable service, and in any event is not less than four weeks of eligible pay and not more than 52 weeks of eligible pay.  We also may elect to provide the employee with other severance benefits such as prorated and/or reduced incentive awards under our incentive plans and programs, subsidized continuation medical and dental insurance coverage, and outplacement services.  Our executive officers are entitled to receive additional severance benefits under their contracts with us in the event of the termination of their employment under certain circumstances.

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

20.      NEW MARKET TAX CREDIT ENTITIES

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2012 and 2011:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2012	2011	2012	2011
Current assets	$24	$81	$24	$81
Non-current assets	85	85	23,390	23,390
Total assets	$109	$166	$23,414	$23,471
Current liabilities	23	79	149	205
Long-term debt	-	-	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,946	$8,002	$31,377	$31,433
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

21.      INFORMATION BY INDUSTRY SEGMENT

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

The following table summarizes the industry segments for the years ended December 31, 2012, 2011, and 2010:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2012	2011	2010
Net Sales:
Coated papers	$1,177,050	$1,418,817	$1,314,961	$1,177,050	$1,418,817	$1,314,961
Hardwood market pulp	140,816	150,111	164,948	140,816	150,111	164,948
Other	156,746	153,561	125,407	156,746	153,561	125,407
Total	$1,474,612	$1,722,489	$1,605,316	$1,474,612	$1,722,489	$1,605,316
Operating Income (Loss):
Coated papers (1)	$(26,166)	(4,726)	(38,938)	$(26,115)	3,470	(38,884)
Hardwood market pulp	9,215	33,357	49,267	9,215	33,357	49,267
Other	(15,470)	(12,945)	(14,193)	(15,470)	(12,945)	(14,193)
Total	$(32,421)	$15,686	$(3,864)	$(32,370)	$23,882	$(3,810)
Depreciation, Amortization, and Depletion:
Coated papers	$90,740	$98,370	$100,902	$90,740	$98,370	$100,902
Hardwood market pulp	18,000	17,249	18,313	18,000	17,249	18,313
Other	9,438	9,676	8,152	9,438	9,676	8,152
Total	$118,178	$125,295	$127,367	$118,178	$125,295	$127,367
Capital Spending:
Coated papers	$57,807	$65,227	$59,067	$57,807	$65,227	$59,067
Hardwood market pulp (2)	(325)	23,695	11,017	(325)	23,695	11,017
Other	2,427	1,350	3,562	2,427	1,350	3,562
Total	$59,909	$90,272	$73,646	$59,909	$90,272	$73,646
(1)	Included here is the effect of $102.4 million in Restructuring charges, offset by $60.6 million in Other operating income, recognized in 2012, which is entirely attributable to the coated papers segment.
(2)	Included here is the effect, attributable to the pulp segment, of a $14.7 million cash inflow from govermental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

22.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings,  or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 8.75% Second Priority Senior Secured Notes due 2019, the Second Priority Senior Secured Floating Rate Notes due 2014, and the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$-	$-	$61,453	$-	$17	$-	$61,470
Accounts receivable, net	-	-	101,014	-	-	-	101,014
Inventories	-	-	131,467	-	-	-	131,467
Assets held for sale	-	-	24,867	-	-	-	24,867
Prepaid expenses and other assets	-	-	3,989	-	7	-	3,996
Current assets	-	-	322,790	-	24	-	322,814
Property, plant, and equipment, net	-	-	773,074	20,246	-	(289)	793,031
Intercompany/affiliate receivable	1,251,788	-	1,401	-	31,153	(1,284,342)	-
Investment in subsidiaries	(253,714)	-	(11,183)	-	-	264,897	-
Other non-current assets(1)	-	-	115,222	1,125	85	-	116,432
Total assets	$998,074	$-	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$-	$-	$92,056	$7	$23	$(7)	$92,079
Accrued liabilities	54,926	-	64,069	-	126	-	119,121
Liabilities related to assets held for sale	-	-	176	-	-	-	176
Current liabilities	54,926	-	156,301	7	149	(7)	211,376
Intercompany/affiliate payable	-	-	1,251,788	32,547	-	(1,284,335)	-
Long-term debt(2)	1,163,747	-	-	-	23,305	-	1,187,052
Other long-term liabilities	-	-	46,525	-	8,032	(109)	54,448
Member's (deficit) equity	(220,599)	-	(253,310)	(11,183)	(224)	264,717	(220,599)
Total liabilities and equity	$998,074	$-	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
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
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,474,612	$-	$-	$-	$1,474,612
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,272,630	-	-	-	1,272,630
Depreciation, amortization, and depletion	-	-	117,014	1,164	55	(55)	118,178
Selling, general, and administrative expenses	-	-	76,039	(1,707)	32	-	74,364
Restructuring charges	-	-	102,404	-	-	-	102,404
Other operating income	-	-	(60,594)	-	-	-	(60,594)
Interest income	(129,801)	-	(1,523)	-	(1,546)	131,347	(1,523)
Interest expense	129,801	-	126,399	1,575	1,515	(131,347)	127,943
Other loss (income), net	8,244	-	(864)	-	-	-	7,380
Equity in net loss of subsidiaries	(157,926)	-	-	-	-	157,926	-
Net loss	$(166,170)	$-	$(156,893)	$(1,032)	$(56)	$157,981	$(166,170)
Other comprehensive income	3,385	-	3,385	-	-	(3,385)	3,385
Comprehensive loss	$(162,785)	$-	$(153,508)	$(1,032)	$(56)	$154,596	$(162,785)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,722,489	$-	$-	$-	$1,722,489
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,460,290	-	-	-	1,460,290
Depreciation, amortization, and depletion	-	-	125,121	174	55	(55)	125,295
Selling, general, and administrative expenses	-	-	78,038	(156)	125	-	78,007
Goodwill impairment	-	-	10,551	-	-	-	10,551
Restructuring charges	-	-	24,464	-	-	-	24,464
Interest income	(124,366)	-	(1,560)	(54)	(1,546)	125,912	(1,614)
Interest expense	124,366	-	121,883	361	1,515	(125,912)	122,213
Other loss (income), net	26,091	-	(279)	-	-	-	25,812
Equity in net loss of subsidiaries	(96,438)	-	-	-	-	96,438	-
Net loss	$(122,529)	$-	$(96,019)	$(325)	$(149)	$96,493	$(122,529)
Other comprehensive loss	(12,404)	-	(12,404)	-	-	12,404	(12,404)
Comprehensive loss	$(134,933)	$-	$(108,423)	$(325)	$(149)	$108,897	$(134,933)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$-	$-	$1,605,316	$-	$-	$-	$1,605,316
Cost of products sold (exclusive of
depreciation, amortization, and depletion)	-	-	1,410,770	-	-	-	1,410,770
Depreciation, amortization, and depletion	-	-	127,367	-	-	-	127,367
Selling, general, and administrative expenses	-	-	70,948	21	20	-	70,989
Interest income	(123,710)	-	(123)	(1)	(4)	123,714	(124)
Interest expense	123,710	-	122,524	4	4	(123,714)	122,528
Other (income) loss, net	(255)	-	(734)	-	-	255	(734)
Equity in net loss of subsidiaries	(125,480)	-	-	-	-	125,480	-
Net loss	$(125,225)	$-	$(125,436)	$(24)	$(20)	$125,225	$(125,480)
Other comprehensive loss	(2,685)	-	(2,685)	-	-	2,685	(2,685)
Comprehensive loss	$(127,910)	$-	$(128,121)	$(24)	$(20)	$127,910	$(128,165)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$9,449	$1,909	$(56)	$-	$11,302
Cash flows from investing activities:
Proceeds from insurance settlement	-	-	51,003	-	-	-	51,003
Proceeds from sale of fixed assets	-	-	1,731	-	-	-	1,731
Transfers to (from) restricted cash	-	-	184	(78)	-	-	106
Return of investment in subsidiaries	(694)	-	694		-	-	-
Capital expenditures	-	-	(68,585)	8,676	-	-	(59,909)
Net cash used in investing activities	(694)	-	(14,973)	8,598	-	-	(7,069)
Cash flows from financing activities:
Borrowings on revolving credit facilities	112,500	-	-	-	-	-	112,500
Payments on revolving credit facilities	(112,500)	-	-	-	-	-	(112,500)
Proceeds from long-term debt	341,191	-	-	-	-	-	341,191
Repayments of long-term debt	(354,984)	-	-	-	-	-	(354,984)
Debt issuance costs	(24,459)	-	-	-	-	-	(24,459)
Contribution from parent	776	-	-	-	-	-	776
Cash distributions	(82)	-	10,507	(10,507)	-	-	(82)
Repayment of advances to subsidiaries	354,984	-	(354,984)	-	-	-	-
Advances to subsidiaries	(316,732)	-	316,732	-	-	-	-
Net cash used in financing activities	694	-	(27,745)	(10,507)	-	-	(37,558)
Change in cash and cash equivalents	-	-	(33,269)	-	(56)	-	(33,325)
Cash and cash equivalents at beginning of period	-	-	94,722	-	73	-	94,795
Cash and cash equivalents at end of period	$-	$-	$61,453	$-	$17	$-	$61,470

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$18,815	$(4,322)	$69	$-	$14,562
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	228	-	-	-	228
Transfers to (from) restricted cash	-	-	(975)	24,814	-	-	23,839
Capital expenditures	-	-	(69,866)	(20,406)	-	-	(90,272)
Return of investment in subsidiaries	88		(88)	-
Net cash used in investing activities	88	-	(70,701)	4,408	-	-	(66,205)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	-	-	-	-	-	394,618
Repayments of long-term debt	(389,998)	-	-	-	-	-	(389,998)
Debt issuance costs	(10,715)	-	1	(86)	-	-	(10,800)
Cash distributions	(88)		-	-			(88)
Repayment of advances to subsidiaries	389,998	-	(389,998)	-	-	-	-
Advances to subsidiaries	(383,903)	-	383,903	-	-	-	-
Net cash used in financing activities	(88)	-	(6,094)	(86)	-	-	(6,268)
Change in cash and cash equivalents	-	-	(57,980)	-	69	-	(57,911)
Cash and cash equivalents at beginning of period	-	-	152,702	-	4	-	152,706
Cash and cash equivalents at end of period	$-	$-	$94,722	$-	$73	$-	$94,795

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2010

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$-	$-	$64,287	$3,818	$7,716	$-	$75,821
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	-	453	-	-	-	453
Loan to affiliate	-		(23,305)	-	(31,017)	54,322	-
Transfers to (from) restricted cash	-	-	-	(25,073)	-	-	(25,073)
Capital expenditures	-	-	(64,490)	(9,156)	-	-	(73,646)
Return of investment in subsidiaries	78		(78)	-	-		-
Net cash used in investing activities	78	-	(87,420)	(34,229)	(31,017)	54,322	(98,266)
Cash flows from financing activities:
Proceeds from long-term debt	27,438	-	-	-	-	-	27,438
Loan from affiliate	-	-	-	31,017	23,305	(54,322)	-
Debt issuance costs	(1,205)	-	(160)	(606)	-	-	(1,971)
Cash distributions	(78)		-	-	-		(78)
Advances to subsidiaries	(26,233)	-	26,233	-	-	-	-
Net cash provided by financing activities	(78)	-	26,073	30,411	23,305	(54,322)	25,389
Change in cash and cash equivalents	-	-	2,940	-	4	-	2,944
Cash and cash equivalents at beginning of period	-	-	149,762	-	-	-	149,762
Cash and cash equivalents at end of period	$-	$-	$152,702	$-	$4	$-	$152,706

23.      QUARTERLY DATA

Verso Paper’s quarterly financial data (unaudited) is as follows:

VERSO PAPER CORP.
	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$361.0	$373.0	$365.3	$375.3	$450.3	$456.8	$398.8	$416.6
Gross margin(1)	50.8	71.1	42.1	38.0	56.5	81.3	60.3	64.1
Cost of products sold	337.1	330.0	355.0	368.7	424.9	406.7	370.1	383.9
Selling, general, and administrative expenses	18.2	17.5	19.9	18.8	18.2	19.5	21.7	18.6
Goodwill impairment	-	-	-	-	18.7	-	-	-
Restructuring charges (2)	5.4	97.0	(0.1)	0.1	24.5	-	-	-
Other operating income (3)	(60.6)	-	-	-	-	-	-	-
Interest income	-	-	-	-	-	-	(0.1)	-
Interest expense	36.8	33.2	33.3	32.1	31.8	30.8	31.6	32.4
Other (income) loss, net	(0.1)	-	(22.1)	29.6	-	-	(0.2)	26.3
Income tax (benefit) expense	(1.3)	-	-	(0.1)	0.1	0.1	-	-
Net income (loss)	25.5	(104.7)	(20.7)	(73.9)	(67.9)	(0.3)	(24.3)	(44.6)
Share Data(4):
Earnings (loss) per share:
Basic	$0.48	$(1.98)	$(0.39)	$(1.40)	$(1.29)	$(0.01)	$(0.46)	$(0.84)
Diluted	0.48	(1.98)	(0.39)	(1.40)	(1.29)	(0.01)	(0.46)	(0.84)
Weighted average shares of common stock
outstanding (thousands):
Basic	52,896	52,907	52,908	52,686	52,605	52,620	52,623	53,114
Diluted	52,913	52,907	52,908	52,686	52,605	52,620	52,623	53,114
Closing price per share:
High	$1.67	$2.00	$1.80	$2.50	$1.91	$3.12	$5.12	$6.10
Low	1.01	1.17	1.08	0.97	0.91	1.67	2.62	3.53
Period-end	1.07	1.60	1.18	1.88	0.96	1.67	2.68	5.35
(1) Gross margin represents net sales less cost of products sold, excluding depreciation, amortization, and depletion.
(2) Represents costs associated with the closure of the Sartell mill in 2012 and the shutdown of three paper machines in 2011.
(3) Represents gain on insurance settlement resulting from the fire at our Sartell mill.
(4) No dividends were declared or paid in any of the periods presented.

24.  SUBSEQUENT EVENT

On January 29, 2013, we entered into an agreement to sell substantially all of the assets at our Sartell mill to AIM Development (USA) LLC.  The transaction is expected to close in 2013.

On February 28, 2013, we closed the sale of certain assets of Fiber Farm.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans.  There are no longer any outstanding Senior Unsecured Term Loans.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of December 31, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of December 31, 2012.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Management’s reports on Verso Paper’s and Verso Holdings’ internal control over financial reporting are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  The reports of our independent registered public accounting firm, Deloitte & Touche LLP, with respect to internal control over financial reporting are also presented in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 annual meeting of stockholders.

The following table represents fees billed to Verso Holdings for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2012, and 2011:

(Dollars in thousands)	2012	2011
Audit fees	$1,372	$1,220
Audit-related fees	140	60
Total	$1,512	$1,280

Audit fees.  For the years ended December 31, 2012, and 2011, audit fees represents the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for professional services rendered for the audit of Verso Holdings’ financial statements and review of interim financial statements.

Audit-related fees.  For the years ended December 31, 2012, and 2011, audit-related fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for assurance and related services that are reasonably related to the audit or review of Verso Holdings’ financial statements, which in both periods includes fees for compliance attestation and other procedures provided in conjunction with documents prepared for Verso Holdings’ issuance of public debt.

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

Financial Statement Schedule

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

4.2
Indenture relating to 11.75% Senior Secured Notes due 2019, dated as of March 21, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(6) as supplemented by the First Supplemental Indenture dated as of March 29, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(7) as supplemented by the Second Supplemental Indenture dated as of January 31, 2013, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee.(8)

4.3
Indenture relating to 11.75% Secured Notes due 2019, dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee.(9)

4.4
Indenture relating to 8.75% Second Priority Senior Secured Notes due 2019, dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(10) as supplemented by the First Supplemental Indenture dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(11)

4.5
Indenture relating to Second Priority Senior Secured Floating Rate Notes due 2014, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(1) as supplemented by the First Supplemental Indenture dated as of May 30, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(12) as supplemented by the Second Supplemental Indenture dated as of January 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(12) and as supplemented by the Third Supplemental Indenture dated as of May 8, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(13)

4.6
Indenture relating to 11⅜% Senior Subordinated Notes due 2016, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(1) as supplemented by the First Supplemental Indenture dated as of May 30, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(12) as supplemented by the Second Supplemental Indenture dated as of January 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(12) and as supplemented by the Third Supplemental Indenture dated as of May 8, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(13)

4.7
Registration Rights Agreement dated as of January 31, 2013, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC party thereto, and Citigroup Global Markets Inc., as exchange agent.(8)

10.1
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers.(13)

10.2
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers.(13)

10.3
Collateral Agreement dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., each Subsidiary party thereto, and Wilmington Trust Company, as Collateral Agent,(10) as amended by Amendment No. 1 to Collateral Agreement dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., each Subsidiary party thereto, and Wilmington Trust Company, as Collateral Agent.(12)

10.4	Collateral Agreement dated as of May 11, 2012, among Verso Paper Holdings LLC, each other pledgor identified therein, and Wilmington Trust, National Association, as Collateral Agent.(9)

10.5	Collateral Agreement dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Subsidiaries named therein, and Wilmington Trust Company, as Collateral Agent.(14)

10.6
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Citibank, N.A., as Administrative Agent.(12)

10.7
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.(12)

10.8
Amended and Restated Guarantee and Collateral Agreement dated as of June 11, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Credit Suisse, Cayman Islands Branch, as Administrative Agent,(15) as amended by Letter Agreement,  dated March 21, 2012 from Wilmington Trust, National Association, as Trustee, to Credit Suisse, Cayman Islands Branch, as Administrative Agent.(6)

10.9
Intercreditor Agreement dated as of August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries party thereto,(1) as supplemented by Supplement No. 1 to Intercreditor Agreement dated as of May 29, 2009, among Verso Paper Five Corp., Verso Fiber Farm LLC, Verso Maine Energy LLC, Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee, (16) as supplemented by Supplement No. 2 to Intercreditor Agreement dated as of January 10, 2011, among Verso Quinnesec REP Holding Inc., Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee,(16) as supplemented by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011, among Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., and the Subsidiaries party thereto,(10) as supplemented by Joinder and Supplement No. 4 to Intercreditor Agreement dated as of May 4, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as intercreditor agent, Wilmington Trust Company, as second-priority designated agent, Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(12) and as supplemented by Joinder and Supplement No. 5 to Intercreditor Agreement dated as of May 11, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as Second-Priority Designated Agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein.(9)

10.10
Senior Lien Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(12) as amended by Amendment No. 1 to the Senior Lien Intercreditor Agreement dated as of May 16, 2012, among Verso Paper Holdings, LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012.(12)

10.11
First-Priority Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012.(12)

10.12
Intercreditor Agreement dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as Intercreditor Agent, Citibank, N.A., as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Wilmington Trust, National Association, as Trustee under the Indenture dated as of March 21, 2012 and Wilmington Trust, National Association, as Trustee and Collateral Agent under the Indenture dated as of May 11, 2012.(9)

10.13
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and nexTier Solutions Corporation in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent.(1)

10.14
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and nexTier Solutions Corporation in favor of Wilmington Trust Company, as Collateral Agent.(1)

10.15
Credit Agreement dated January 31, 2007, among Verso Paper Finance Holdings LLC, Verso Paper Finance Holdings Inc., the Lenders party thereto, Credit Suisse, as Administrative Agent, and Citigroup Global Markets Inc., as Syndication Agent.(17)

10.16*	Management and Transaction Fee Agreement dated as of August 1, 2006, among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P., and Apollo Management VI, L.P.(1)

10.17*	Third Amended and Restated Limited Partnership Agreement of Verso Paper Management LP dated as of May 20, 2008 (form).(3)

10.18*	Registration Rights Agreement dated as of May 20, 2008, among Verso Paper Corp., Verso Paper Investments LP, and the Individual Limited Partners (form).(4)

10.19*	Verso Paper Corp. Amended and Restated 2008 Incentive Award Plan.(18)

10.20*	Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors (form).(19)

10.21*	Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Executives (form).(20)

10.22*	Verso Paper Corp. 2008 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for Executives (form).(20)

10.23*	Verso Paper Corp. Senior Executive Bonus Plan.(4)

10.24*	Verso Paper Corp. 2012 Bonus Plan.(18)

10.25*	Verso Paper Corp. 2009 Long-Term Cash Award Program for Executives.(21)

10.26*	Verso Paper Corp. 2012 Executive Long-Term Incentive Program.(22)

10.27*	Verso Paper Corp. Executive Retirement Program.(23)

10.29*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010.(23)

10.30*	Employment Agreement dated as of April 20, 2012, between David J. Paterson and Verso Paper Corp. (24)

10.31*
Employment Agreement dated as of November 16, 2006, between Mike Jackson and Verso Paper Holdings LLC,(1) as supplemented by Letter Agreement dated as of November 16, 2006, between Verso Paper Holdings LLC and Mike Jackson,(1) as amended by First Amendment to Employment Agreement dated as of January 1, 2008, between Mike Jackson and Verso Paper Holdings LLC,(25) and Second Amendment to Employment Agreement dated as of December 31, 2008, between Mike Jackson and Verso Paper Holdings LLC.(26)

10.32*	Letter Agreement dated as of April 20, 2012, between Verso Paper Corp. and Michael A. Jackson.(24)

10.33*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form).(22)

10.34*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(4)

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Verso Paper Holdings LLC.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.(27)

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3	Certification of Principal Executive Officer Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.4
Certification of Principal Financial Officer Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document.

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase.

XBRL Taxonomy Extension Label Linkbase.

XBRL Taxonomy Extension Presentation Linkbase.

(1)
Incorporated by reference to Amendment No. 1 to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-142283), filed with the Securities and Exchange Commission (the "SEC") on June 29, 2007.

(2)	Incorporated by reference to Amendment No. 1 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on February 13, 2008.

(3)	Incorporated by reference to Amendment No. 5 to Verso Paper Corp.'s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on May 8, 2008.

(4)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.'s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 28, 2008.

(5)	Incorporated by reference to Verso Paper Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(6)	Incorporated by reference to Verso Paper Corp.'s and Verso Paper Holdings LLC's Current Report on Form 8-K, filed with the SEC on March 22, 2012.

(7)	Incorporated by reference to Verso Paper Corp.'s and Verso Paper Holdings LLC's Current Report on Form 8-K, filed with the SEC on March 29, 2012.

(8)	Incorporated by reference to Verso Paper Corp.'s and Verso Paper Holdings LLC's Current Report on Form 8-K, filed with the SEC on February 4, 2013.

(9)	Incorporated by reference to Verso Paper Corp.'s and Verso Paper Holdings LLC's Current Report on Form 8-K, filed with the SEC on May 15, 2012.

(10)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 26, 2011.

(11)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 10, 2011.

(12)	Incorporated by reference to Verso Paper Holdings LLC’s and Verso Paper Inc.’s Registration Statement on Form S-4 (Registration No. 333-184490), filed with the SEC on October 18, 2012.

(13)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on May 9, 2012.

(14)	Incorporated by reference to Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(15)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on June 11, 2009.

(16)	Incorporated by reference to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-174841), filed with the SEC on June 10, 2011.

(17)	Incorporated by reference to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on December 20, 2007.

(18)	Incorporated by reference to Verso Paper Corp.’s Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on April 14, 2012.

(19)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009.

(20)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on September 25, 2009.

(21)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 6, 2009.

(22)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(23)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(24)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on April 20, 2012.

(25)	Incorporated by reference to Amendment No. 2 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 2, 2008.

(26)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 2, 2009.

(27)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

*           An asterisk denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2013
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

Signature	Position	Date

/s/ David J. Paterson	President, Chief Executive Officer and Director	March 7, 2013
David J. Paterson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 7, 2013
Robert P. Mundy	(Principal Financial and Accounting Officer)

/s/ Michael E. Ducey	Director	March 7, 2013
Michael E. Ducey

/s/ Thomas Gutierrez	Director	March 7, 2013
Thomas Gutierrez

/s/ Scott M. Kleinman	Director	March 7, 2013
Scott M. Kleinman

/s/ David W. Oskin	Director	March 7, 2013
David W. Oskin

/s/ Eric L. Press	Director	March 7, 2013
Eric L. Press

/s/ L.H. Puckett, Jr.	Director	March 7, 2013
L.H. Puckett, Jr.

/s/ David B. Sambur	Director	March 7, 2013
David B. Sambur

/s/ Jordan C. Zaken	Director	March 7, 2013
Jordan C. Zaken

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2013
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

Signature	Position	Date

/s/ David J. Paterson	President, Chief Executive Officer and Director	March 7, 2013
David J. Paterson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 7, 2013
Robert P. Mundy	(Principal Financial and Accounting Officer)

/s/ Michael E. Ducey	Director	March 7, 2013
Michael E. Ducey

/s/Scott M. Kleinman	Director	March 7, 2013
Scott M. Kleinman

/s/ David W. Oskin	Director	March 7, 2013
David W. Oskin

/s/ L.H. Puckett, Jr.	Director	March 7, 2013
L.H. Puckett, Jr.

/s/ David B. Sambur	Director	March 7, 2013
David B. Sambur

/s/ Jordan C. Zaken	Director	March 7, 2013
Jordan C. Zaken

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the consolidated financial statements of Verso Paper Corp. and subsidiaries (the "Company"), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated March 7, 2013; such consolidated financial statements and reports are included are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2013

S-1

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

 To the Board of Directors and Members of Verso Paper Holdings LLC:

We have audited the consolidated financial statements of Verso Paper Holdings LLC and subsidiaries, (the "Company"), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated March 7, 2013; such consolidated financial statements and reports are included are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 7, 2013

S-2

Schedule I – Valuation Accounts
Verso Paper Corp. and Verso Paper Holdings LLC
For the Years Ended December 31,  2010, 2011, and 2012

	Balance at	Charged to	Charge-off	Balance
	Beginning	Cost and	Against	at End of
(Dollars in thousands)	of Period	Expenses	Allowances	Period
Allowance for uncollectible accounts included in Accounts receivable on the consolidated balance sheets
Year Ended December 31, 2010	$969	$214	$(398)	$785
Year Ended December 31, 2011	$785	$156	$(33)	$908
Year Ended December 31, 2012	$908	$98	$-	$1,006

S-3