Form 10-Q
period 2013-03-31
Verso Paper Holdings LLC; Verso Paper Corp.
filed 2013-05-09
CIK 1395864, 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, Verso Paper Corp. had 53,172,484 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,697	$61,525	$12,642	$61,470
Accounts receivable, net	98,652	100,888	98,778	101,014
Inventories	160,235	131,467	160,235	131,467
Assets held for sale	112	24,867	112	24,867
Prepaid expenses and other assets	7,893	4,026	7,893	3,996
Total current assets	279,589	322,773	279,660	322,814
Property, plant, and equipment, net	761,769	793,031	761,769	793,031
Intangibles and other assets, net	90,388	93,127	113,676	116,432
Total assets	$1,131,746	$1,208,931	$1,155,105	$1,232,277
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$93,520	$92,079	$93,520	$92,079
Accrued liabilities	77,128	120,180	77,139	119,121
Current maturities of long-term debt	—	8,501	—	—
Liabilities related to assets held for sale	—	176	—	176
Total current liabilities	170,648	220,936	170,659	211,376
Long-term debt	1,259,377	1,248,458	1,282,682	1,187,052
Other liabilities	60,641	61,223	53,867	54,448
Total liabilities	1,490,666	1,530,617	1,507,208	1,452,876
Commitments and contingencies (Note 13)
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,246,715 shares issued and 53,172,484 outstanding on March 31, 2013, and 52,951,379 shares issued and 52,896,374 outstanding on December 31, 2012)	533	530	n/a	n/a
Treasury stock -- at cost (74,231 shares on March 31, 2013 and 55,005 shares on December 31, 2012)	(106)	(84)	n/a	n/a
Paid-in-capital	219,604	219,158	230,133	324,562
Retained deficit	(554,395)	(516,017)	(557,680)	(519,888)
Accumulated other comprehensive loss	(24,556)	(25,273)	(24,556)	(25,273)
Total deficit	(358,920)	(321,686)	(352,103)	(220,599)
Total liabilities and equity	$1,131,746	$1,208,931	$1,155,105	$1,232,277

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$333,220	$375,295	$333,220	$375,295
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	291,859	337,280	291,859	337,280
Depreciation, amortization, and depletion	25,980	31,423	25,980	31,423
Selling, general, and administrative expenses	18,796	18,818	18,796	18,767
Restructuring charges	1,016	85	1,016	85
Total operating expenses	337,651	387,606	337,651	387,555
Other operating income	(3,285)	—	(3,285)	—
Operating loss	(1,146)	(12,311)	(1,146)	(12,260)
Interest income	(9)	(2)	(388)	(380)
Interest expense	34,660	32,119	34,439	30,917
Other loss, net	2,572	29,570	2,572	29,570
Loss before income taxes	(38,369)	(73,998)	(37,769)	(72,367)
Income tax expense (benefit)	9	(69)	—	—
Net loss	$(38,378)	$(73,929)	$(37,769)	$(72,367)
Loss per common share
Basic	$(0.72)	$(1.40)
Diluted	(0.72)	(1.40)
Weighted average common shares outstanding (in thousands)
Basic	52,976	52,686
Diluted	52,976	52,686

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Net loss	$(38,378)	$(73,929)	$(37,769)	$(72,367)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	(1,365)	—	(1,365)
Reclassification of accumulated other comprehensive loss to net loss	144	4,640	144	4,640
Defined benefit pension plan amortization of net loss and prior service cost	573	565	573	565
Other	—	119	—	119
Other comprehensive income	717	3,959	717	3,959
Comprehensive loss	$(37,661)	$(69,970)	$(37,052)	$(68,408)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars and shares in thousands)
Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	—	—	—	—	—	(73,929)	—	(73,929)
Other comprehensive income	—	—	—	—	—	—	3,959	3,959
Common stock issued for restricted stock, net	320	4	(17)	(11)	(4)	—	—	(11)
Equity award expense	—	—	—	—	566	—	—	566
Balance - March 31, 2012	52,951	$530	(43)	$(64)	$217,047	$(416,117)	$(24,699)	$(223,303)

Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)
Net loss	—	—	—	—	—	(38,378)	—	(38,378)
Other comprehensive income	—	—	—	—	—	—	717	717
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	449	—	—	449
Balance - March 31, 2013	53,247	$533	(74)	$(106)	$219,604	$(554,395)	$(24,556)	$(358,920)

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
			Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in thousands)
Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	—	(63)	—	(63)
Net loss	—	(72,367)	—	(72,367)
Other comprehensive income	—	—	3,959	3,959
Equity award expense	566	—	—	566
Balance - March 31, 2012	$321,676	$(426,066)	$(24,699)	$(129,089)

Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)
Cash distributions	—	(23)	—	(23)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(37,769)	—	(37,769)
Other comprehensive income	—	—	717	717
Equity award expense	449	—	—	449
Balance - March 31, 2013	$230,133	$(557,680)	$(24,556)	$(352,103)

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Cash Flows From Operating Activities:
Net loss	$(38,378)	$(73,929)	$(37,769)	$(72,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	25,980	31,423	25,980	31,423
Amortization of debt issuance costs	1,372	1,323	1,342	1,233
Accretion of discount on long-term debt	139	976	139	976
Loss on early extinguishment of debt, net	—	29,971	—	29,971
Gain on disposal of assets	(3,258)	(269)	(3,258)	(269)
Equity award expense	449	566	449	566
Other - net	(3,239)	4,529	(3,239)	4,529
Changes in assets and liabilities:
Accounts receivable	2,236	23,339	2,236	23,339
Inventories	(28,813)	(25,944)	(28,813)	(25,944)
Prepaid expenses and other assets	(699)	(262)	(681)	(262)
Accounts payable	1,220	333	1,220	215
Accrued liabilities	(40,257)	(62,587)	(40,701)	(63,889)
Net cash used in operating activities	(83,248)	(70,531)	(83,095)	(70,479)
Cash Flows From Investing Activities:
Proceeds from sale of assets	27,640	378	27,640	378
Transfers to restricted cash, net	(158)	(292)	(158)	(292)
Capital expenditures	(8,192)	(16,990)	(8,192)	(16,990)
Other investing activities	13,653	—	13,653	—
Net cash provided by (used in) investing activities	32,943	(16,904)	32,943	(16,904)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	50,000	—	50,000	—
Payments on revolving credit facilities	(40,000)	—	(40,000)	—
Proceeds from long-term debt	—	341,191	—	341,191
Debt issuance costs	—	(6,950)	—	(6,950)
Repayments of long-term debt	(8,501)	(285,455)	—	(285,455)
Return of capital	—	—	(8,653)	—
Cash distributions	—	—	(23)	(63)
Acquisition of treasury stock	(22)	(11)	—	—
Net cash provided by financing activities	1,477	48,775	1,324	48,723
Change in cash and cash equivalents	(48,828)	(38,660)	(48,828)	(38,660)
Cash and cash equivalents at beginning of period	61,525	94,869	61,470	94,795
Cash and cash equivalents at end of period	$12,697	$56,209	$12,642	$56,135

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2013, AND DECEMBER 31, 2012, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

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

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012. The December 31, 2012, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2012.

2.  RECENT ACCOUNTING DEVELOPMENTS

 ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was effective for fiscal years and interim periods beginning after December 15, 2012, which for us was the first quarter of 2013.  The adoption of the provisions of ASU No. 2013-02 resulted in additional disclosure of the location within the statement of operations of amounts reclassified from other comprehensive income but had no impact on our financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity will have the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU No. 2012-02 is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which for us was March 31, 2013.  The adoption of this guidance in the first quarter of 2013 did not have any impact on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2013, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended
	March 31,
(In thousands, except per share data)	2013	2012
Net loss available to common shareholders	$(38,378)	$(73,929)
Weighted average common stock outstanding	52,492	52,300
Weighted average restricted stock	484	386
Weighted average common shares outstanding - basic	52,976	52,686
Dilutive shares from stock options	—	—
Weighted average common shares outstanding - diluted	52,976	52,686
Basic loss per share	$(0.72)	$(1.40)
Diluted loss per share	$(0.72)	$(1.40)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2013 or 2012.

For the three-month periods ended March 31, 2013 and 2012, respectively, 4,048,253 and 1,916,000 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.48 and $3.68, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the accompanying condensed consolidated balance sheets (see also Note 5).

Inventories by major category include the following:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Raw materials	$31,047	$25,747
Woodyard logs	11,688	5,942
Work-in-process	17,019	17,629
Finished goods	73,651	55,909
Replacement parts and other supplies	26,830	26,240
Inventories	$160,235	$131,467

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

On March 31, 2013, and December 31, 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Asset retirement obligations, January 1	$11,854	$11,233
Accretion expense	206	201
Settlement of existing liabilities	(61)	(56)
Adjustment to existing liabilities	—	419
Asset retirement obligations	11,999	11,797
Less: Current portion	(1,800)	—
Non-current portion of asset retirement obligations, March 31	$10,199	$11,797

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Other investing activities in our condensed consolidated statement of cash flows for the quarter ended March 31, 2013 represents $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine, which will be used to offset our capital expenditures on the project.

Negligible interest costs were capitalized for the three-month period ended March 31, 2013. For the three-month period ended March 31, 2012, interest costs of $0.7 million were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $25.8 million and $31.1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the three months ended March 31, 2013:

	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from accumulated other comprehensive income (loss) to Cost of goods sold	144	573	717
Other comprehensive income	144	573	717
Accumulated other comprehensive income (loss) as of March 31, 2013	$(191)	$(24,365)	$(24,556)

4. ASSETS HELD FOR SALE AND LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE

On May 28, 2012, our paper mill in Sartell, Minnesota, was damaged by a fire and explosion. As a result of the damages from the fire, management made the decision to permanently close the mill and entered into a formal plan to sell the Sartell mill and related assets during 2012. Management also made the decision to sell Verso Fiber Farm LLC, or, “Fiber Farm,” which was originally created to supply fiber to the Sartell mill.  The assets and related liabilities of the Sartell mill and Fiber Farm were reclassified as held for sale in our consolidated balance sheet at December 31, 2012 at their carrying value.

On February 28, 2013, we closed the sale of substantially all of the assets of Fiber Farm, and the related gain on sale is reflected in Other operating income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013. In addition, the sale of substantially all of the assets at our Sartell mill closed on March 8, 2013 and the related gain is included in Other operating income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.

Assets and liabilities held for sale at March 31, 2013 and December 31, 2012, respectively, were comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Property, plant, and equipment, net (1)	$—	$12,124
Reforestation (1)	112	12,743
Assets held for sale	$112	$24,867
Asset retirement obligations	$—	$176
Liabilities related to assets held for sale	$—	$176
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $7.6 million on March 31, 2013, and $7.5 million on December 31, 2012	$5,645	$5,820	$5,645	$5,820
Patents, net of accumulated amortization of $0.8 million on March 31, 2013, and $0.7 million on December 31, 2012	383	411	383	411
Total amortizable intangible assets	6,028	6,231	6,028	6,231
Unamortizable intangible assets:
Trademarks	17,780	17,780	17,780	17,780
Other assets:
Financing costs, net of accumulated amortization of $9.6 million on March 31, 2013, and $8.2 million on December 31, 2012	32,787	33,909	32,787	33,909
Deferred major repair	15,678	17,473	15,678	17,473
Replacement parts, net	3,432	3,679	3,432	3,679
Loan to affiliate	—	—	23,305	23,305
Restricted cash	3,612	3,454	3,612	3,454
Other	11,071	10,601	11,054	10,601
Total other assets	66,580	69,116	89,868	92,421
Intangibles and other assets	$90,388	$93,127	$113,676	$116,432

Amortization expense of intangibles was $0.2 million for each of the three-month periods ended March 31, 2013 and 2012, respectively.
The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2013	$611
2014	715
2015	615
2016	567
2017	400

6.  DEBT

A summary of long-term debt is as follows:

		March 31, 2013			December 31, 2012
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	4.25%	$10,000	$10,000	$—	$—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	427,087	455,491	341,493	361,388
11.75% Secured Notes	1/15/2019	11.75%	271,573	227,307	271,573	198,248
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,907	182,160	394,871	159,960
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.05%	13,310	9,966	13,310	9,650
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	83,690	142,500	58,995
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total long-term debt for Verso Paper Holdings LLC			$1,282,682	$991,919	$1,187,052	$811,546
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	—%	—	—	93,212	91,348
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt	2/1/2013	—%	—		(8,501)	(8,331)
Less loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,259,377	$968,614	$1,248,458	$871,258

(1)	Par value of $417,882 on March 31, 2013 and $345,000 on December 31, 2012.

(2)	Par value of $396,000 on March 31, 2013 and December 31, 2012.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 9).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense	$33,331	$31,473	$33,140	$30,362
Cash interest paid	62,496	61,893	62,723	62,272
Debt issuance cost amortization(1)	1,372	1,323	1,342	1,233

(1)	Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  Verso Holdings' $150.0 million asset-based loan facility, or "ABL Facility," had $10.0 million outstanding, $44.4 million in letters of credit issued, and $95.6 million available for future borrowing as of March 31, 2013.  Verso Holdings' $50.0 million cash-flow facility, or "Cash Flow Facility," had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of March 31, 2013.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of March 31, 2013, the weighted-average interest rate on outstanding advances was 4.25%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, or subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.

11.75% Senior Secured Notes due 2019. On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

Also on March 21, 2012, Verso Holdings' used $285.5 million of the net proceeds to repurchase and retire $270.6 million aggregate principal amount of its 11.5% Senior Secured Notes due 2014. Verso Holdings' recognized a loss of $29.9 million, which is included in Other loss, net, on our accompanying condensed consolidated statements of operations on the early retirement of notes, including the write-off of unamortized debt issuance costs and unamortized discounts related to the notes.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.6 million were expensed as incurred and are recorded in Other loss, net on the accompanying condensed consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans are recorded as a Return of capital on Verso Holdings' statement of member's equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holding's statement of cash flows.

As of March 31, 2013, we were in compliance with the covenants in our debt agreements.

7.  RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for current hourly employees at the Androscoggin and Bucksport mills, and prior hourly employees of the Sartell mill who were hired prior to July 1, 2004.  Employees hired after June 30, 2004, who are not eligible to participate in the pension plans receive an additional company contribution to their accounts under our 401(k) savings plan. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for each of the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Components of net periodic benefit cost:
Service cost	$1,653	$1,771
Interest cost	770	719
Expected return on plan assets	(826)	(698)
Amortization of actuarial loss	410	369
Amortization of prior service cost	163	196
Net periodic benefit cost	$2,170	$2,357

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  In 2012, legislation titled Moving Ahead for Progress in the 21st Century, or “MAP-21,” was enacted and had the effect of spreading the expected funding requirements over a longer period of time.  After the enactment of MAP-21, our required contribution to the pension plan during 2013, other than as disclosed in Note 11, will be $0.4 million for the 2012 plan year and $0 for the 2013 plan year. As such, we made no contributions to the pension plans for the three months ended March 31, 2013, compared to $1.9 million for the three months ended March 31, 2012.

8.  DERIVATIVE INSTRUMENTS AND HEDGES

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	March 31, 2013		December 31, 2012
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in thousands)	MMBtu's		MMBtu's
Derivative contracts not designated as hedging instruments
Fixed price energy swaps
Notional amount	5,108,330		6,194,726
Prepaid expenses and other assets		$868		$20
Intangibles and other assets, net		63		29
Accrued liabilities		(1,015)		(3,909)
Other liabilities		(45)		(225)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Recognized in Accumulated OCI		Loss Reclassified from Accumulated OCI (1)		Gain (Loss) Recognized on Derivatives (1)
	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$(1,365)	$—	$(283)	$—	$(50)
Derivative contracts not designated as hedging instruments
Fixed price energy swaps			$(144)	$(4,357)	$2,153	$(3,559)
Net losses of $0.2 million at March 31, 2013, are expected to be reclassified from Accumulated OCI into earnings within the next 12 months.

(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Deferred compensation assets	$3,203	$3,203	$—	$—
Commodity swaps	931	—	931	—
Liabilities:
Commodity swaps	$1,060	$—	$1,060	$—
Deferred compensation liabilities	3,203	3,203	—	—
December 31, 2012
Assets:
Deferred compensation assets	$3,396	$3,396	$—	$—
Commodity swaps	49	—	49	—
Liabilities:
Commodity swaps	$4,134	$—	$4,134	$—
Deferred compensation liabilities	3,396	3,396	—	—
Fair values are based on observable market data.

10.  RELATED PARTY TRANSACTIONS

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

Distributions to Verso Finance —On January 31, 2013 Verso Holdings exchanged $85.8 million of the outstanding principal and accrued interest on the Senior unsecured term loan for $72.9 million of senior secured 11.75% Senior Secured Notes due 2019. The principal and interest of the Senior Unsecured Term Loans remaining after the exchange was funded through cash payments by Verso Holdings. These transactions are reflected as a $94.9 million Return of capital in Verso Holdings' statement of member's equity.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both March 31, 2013, and December 31, 2012, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for both the three months ended March 31, 2013 and 2012, Verso Holdings recognized interest income from Verso Finance of $0.4 million and the Investment Fund recognized interest expense to Verso Finance of $0.4 million.

11. RESTRUCTURING CHARGES

In 2012, we permanently closed our mill in Sartell, Minnesota and in 2011, we permanently shut down a paper machine at our mill in Bucksport, Maine, and two paper machines at the Sartell mill. The following table details the charges incurred related primarily to the mill closure in 2012 and paper machine shutdowns in 2011 as included in Restructuring charges on our accompanying consolidated statements of operations:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	Cumulative Incurred
Property and equipment	$—	$—	$73,589
Severance and benefit costs	639	142	35,016
Write-off of spare parts and inventory	—	(198)	9,212
Trademark impairment	—	—	3,693
Write-off of purchase obligations and commitments	(594)	—	1,826
Other miscellaneous costs	971	141	4,548
Total restructuring costs	$1,016	$85	$127,884

The following details the changes in our associated restructuring reserve liabilities during the three months ended March 31, 2013 which is included in Accrued liabilities on our consolidated balance sheets:

(Dollars in thousands)	March 31, 2013
Beginning balance of reserve	$5,098
Severance and benefit costs	196
Severance and benefit payments	(3,060)
Payments on purchase obligations	(413)
Purchase obligation reserve adjustments	(594)
Ending balance of reserve	$1,227

Severance and benefit costs incurred in excess of severance and benefits costs accrued consist primarily of $0.4 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred. In addition, as a result of our restructuring activities, we may be required to meet additional pension funding requirements.

12. NEW MARKET TAX CREDIT ENTITIES

In December 2010, we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43.0 million renewable energy project at our mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, provided for in the Community Renewal Tax Relief Act of 2000. By virtue of its contribution, Chase is entitled to substantially all of the benefits derived from the NMTCs.

This transaction also includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the Investment Fund is a variable interest entity, or “VIE,” of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying condensed consolidated balance sheets.  Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of March 31, 2013, and December 31, 2012:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Current assets	$23	$24	$23	$24
Non-current assets	85	85	23,390	23,390
Total assets	$108	$109	$23,413	$23,414
Current liabilities	23	23	149	149
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,946	$7,946	$31,377	$31,377
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

13. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — At our mill in Bucksport, Maine, we have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity that was built in 2000.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of March 31, 2013, we had $1.3 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

14.  INFORMATION BY INDUSTRY SEGMENT

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

The following table summarizes the industry segment data for the three-month periods ended March 31, 2013 and 2012:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Net Sales:
Coated papers	$250,516	$303,215	$250,516	$303,215
Hardwood market pulp	37,229	32,870	37,229	32,870
Other	45,475	39,210	45,475	39,210
Total	$333,220	$375,295	$333,220	$375,295
Operating Income (Loss):
Coated papers	$(3,954)	$(8,862)	$(3,954)	$(8,811)
Hardwood market pulp	2,698	961	2,698	961
Other	110	(4,410)	110	(4,410)
Total	$(1,146)	$(12,311)	$(1,146)	$(12,260)
Depreciation, Amortization, and Depletion:
Coated papers	$19,223	$24,620	$19,223	$24,620
Hardwood market pulp	4,482	4,273	4,482	4,273
Other	2,275	2,530	2,275	2,530
Total	$25,980	$31,423	$25,980	$31,423
Capital Spending:
Coated papers(1)	$(5,997)	$15,450	$(5,997)	$15,450
Hardwood market pulp	266	919	266	919
Other	270	621	270	621
Total	$(5,461)	$16,990	$(5,461)	$16,990
(1) Includes a $13.7 million cash inflow from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
March 31, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$12,625	$—	$17	$—	$12,642
Accounts receivable, net	—	—	98,778	—	—	—	98,778
Inventories	—	—	160,235	—	—	—	160,235
Assets held for sale	—	—	112	—	—	—	112
Prepaid expenses and other assets	—	—	7,886	—	7	—	7,893
Current assets	—	—	279,636	—	24	—	279,660
Property, plant, and equipment, net	—	—	742,081	19,977	—	(289)	761,769
Intercompany/affiliate receivable	1,317,279	—	1,405	—	31,153	(1,349,837)	—
Investment in subsidiaries	(384,108)	—	(11,437)	—	—	395,545	—
Other non-current assets(1)	—	—	112,447	1,144	85	—	113,676
Total assets	$933,171	$—	$1,124,132	$21,121	$31,262	$(954,581)	$1,155,105
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$93,497	$7	$23	$(7)	$93,520
Accrued liabilities	25,897	—	51,116	—	126	—	77,139
Current liabilities	25,897	—	144,613	7	149	(7)	170,659
Intercompany/affiliate payable	—	—	1,334,669	32,551	—	(1,367,220)	—
Long-term debt(2)	1,259,377	—	—	—	23,305	—	1,282,682
Other long-term liabilities	—	—	45,944	—	8,046	(123)	53,867
Member's (deficit) equity	(352,103)	—	(401,094)	(11,437)	(238)	412,769	(352,103)
Total liabilities and equity	$933,171	$—	$1,124,132	$21,121	$31,262	$(954,581)	$1,155,105

(1)	Non-current assets of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$61,453	$—	$17	$—	$61,470
Accounts receivable, net	—	—	101,014	—	—	—	101,014
Inventories	—	—	131,467	—	—	—	131,467
Assets held for sale	—	—	24,867	—	—	—	24,867
Prepaid expenses and other assets	—	—	3,989	—	7	—	3,996
Current assets	—	—	322,790	—	24	—	322,814
Property, plant, and equipment, net	—	—	773,074	20,246	—	(289)	793,031
Intercompany/affiliate receivable	1,251,788	—	1,401	—	31,153	(1,284,342)	—
Investment in subsidiaries	(253,714)	—	(11,183)	—	—	264,897	—
Other non-current assets(1)	—	—	115,222	1,125	85	—	116,432
Total assets	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$92,056	$7	$23	$(7)	$92,079
Accrued liabilities	54,926	—	64,069	—	126	—	119,121
Liabilities related to assets held for sale	—	—	176	—	—	—	176
Current liabilities	54,926	—	156,301	7	149	(7)	211,376
Intercompany/affiliate payable	—	—	1,251,788	32,547	—	(1,284,335)	—
Long-term debt(2)	1,163,747	—	—	—	23,305	—	1,187,052
Other long-term liabilities	—	—	46,525	—	8,032	(109)	54,448
Member's (deficit) equity	(220,599)	—	(253,310)	(11,183)	(224)	264,717	(220,599)
Total liabilities and equity	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277

(1)	Other non-current assets of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$333,220	$—	$—	$—	$333,220
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	291,859	—	—	—	291,859
Depreciation, amortization, and depletion	—	—	25,711	269	14	(14)	25,980
Selling, general, and administrative expenses	—	—	19,196	(408)	8	—	18,796
Restructuring charges	—	—	1,016	—	—	—	1,016
Other operating income	—	—	(3,285)	—	—	—	(3,285)
Interest income	(34,078)	—	(388)	—	(387)	34,465	(388)
Interest expense	34,078	—	34,053	394	379	(34,465)	34,439
Other loss, net	2,572	—	—	—	—	—	2,572
Equity in net loss of subsidiaries	(37,769)	—	—	—	—	37,769	—
Net loss	$(40,341)	$—	$(34,942)	$(255)	$(14)	$37,783	$(37,769)
Other comprehensive income	717	—	717	—	—	(717)	717
Comprehensive loss	$(39,624)	$—	$(34,225)	$(255)	$(14)	$37,066	$(37,052)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$375,295	$—	$—	$—	$375,295
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	337,280	—	—	—	337,280
Depreciation, amortization, and depletion	—	—	31,064	359	14	(14)	31,423
Selling, general, and administrative expenses	—	—	19,167	(408)	8	—	18,767
Restructuring charges	—	—	85	—	—	—	85
Interest income	(31,188)	—	(380)	—	(387)	31,575	(380)
Interest expense	31,188	—	30,531	394	379	(31,575)	30,917
Other loss, net	29,971	—	(401)	—	—	—	29,570
Equity in net loss of subsidiaries	(42,396)	—	—	—	—	42,396	—
Net loss	$(72,367)	$—	$(42,051)	$(345)	$(14)	$42,410	$(72,367)
Other comprehensive loss	3,959	—	3,959	—	—	(3,959)	3,959
Comprehensive loss	$(68,408)	$—	$(38,092)	$(345)	$(14)	$38,451	$(68,408)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(83,121)	$26	$—	$—	$(83,095)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	27,640	—	—	—	27,640
Transfers to restricted cash	—	—	(132)	(26)	—	—	(158)
Return of investment in subsidiaries	23	—	(23)	—	—	—	—
Capital expenditures	—	—	(8,192)	—	—	—	(8,192)
Other investing activities	—	—	13,653	—	—	—	13,653
Net cash provided by investing activities	23	—	32,946	(26)	—	—	32,943
Cash flows from financing activities:
Borrowings on revolving credit facilities	50,000	—	—	—	—	—	50,000
Payments on revolving credit facilities	(40,000)	—	—	—	—	—	(40,000)
Return of capital	(8,653)	—	—	—	—	—	(8,653)
Cash distributions	(23)	—	—	—	—	—	(23)
Repayment of advances to subsidiaries	8,653	—	(8,653)	—	—	—	—
Advances to subsidiaries	(10,000)	—	10,000	—	—	—	—
Net cash (used in) provided by financing activities	(23)	—	1,347	—	—	—	1,324
Change in cash and cash equivalents	—	—	(48,828)	—	—	—	(48,828)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$12,625	$—	$17	$—	$12,642

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(70,611)	$148	$(16)	$—	$(70,479)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	378	—	—	—	378
Transfers to restricted cash	—	—	(288)	(4)	—	—	(292)
Return of investment in subsidiaries	63	—	(63)	—	—	—	—
Capital expenditures	—	—	(16,846)	(144)	—	—	(16,990)
Net cash used in investing activities	63	—	(16,819)	(148)	—	—	(16,904)
Cash flows from financing activities:
Proceeds from long-term debt	341,191	—	—	—	—	—	341,191
Repayments of long-term debt	(285,455)	—	—	—	—	—	(285,455)
Debt issuance costs	(8,626)	—	1,676	—	—	—	(6,950)
Cash distributions	(63)	—	—	—	—	—	(63)
Repayment of advances to subsidiaries	285,455	—	(285,455)	—	—	—	—
Advances to subsidiaries	(332,565)	—	332,565	—	—	—	—
Net cash (used in) provided by financing activities	(63)	—	48,786	—	—	—	48,723
Change in cash and cash equivalents	—	—	(38,644)	—	(16)	—	(38,660)
Cash and cash equivalents at beginning of period	—	—	94,722	—	73	—	94,795
Cash and cash equivalents at end of period	$—	$—	$56,078	$—	$57	$—	$56,135

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

Financial Summary

Our net sales for the first quarter of 2013 decreased $42.1 million, or 11.2%, compared to the first quarter of 2012, reflecting an 11.2% decline in total sales volume, which was driven by the closure of the Sartell mill in the third quarter of 2012. Typically the first quarter is also a seasonally slow quarter due to lower demand for coated paper. Our average sales price per ton was consistent with the same period in the prior year. Verso’s gross margin was 12.4% for the first quarter of 2013 compared to 10.1% for the first quarter of 2012.

On February 28, 2013 and March 8, 2013, respectively, we closed the sales of substantially all of the assets of Fiber Farm and of our Sartell mill. The related gains on sale are reflected in Other operating income on our accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.

We continued to focus on improving our capital structure through the first quarter of 2013.  On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans.  The cumulative effect of our debt refinancings was to extend the average maturity of our debt securities and revolving credit facilities by more than two years.

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

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$333,220	$375,295	$333,220	$375,295
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	291,859	337,280	291,859	337,280
Depreciation, amortization, and depletion	25,980	31,423	25,980	31,423
Selling, general, and administrative expenses	18,796	18,818	18,796	18,767
Restructuring charges	1,016	85	1,016	85
Total operating expenses	337,651	387,606	337,651	387,555
Other operating income	(3,285)	—	(3,285)	—
Operating loss	(1,146)	(12,311)	(1,146)	(12,260)
Interest income	(9)	(2)	(388)	(380)
Interest expense	34,660	32,119	34,439	30,917
Other loss, net	2,572	29,570	2,572	29,570
Loss before income taxes	(38,369)	(73,998)	(37,769)	(72,367)
Income tax expense (benefit)	9	(69)	—	—
Net loss	$(38,378)	$(73,929)	$(37,769)	$(72,367)

First Quarter of 2013 Compared to First Quarter of 2012

Net Sales.  Net sales for the first quarter of 2013 decreased 11.2% to $333.2 million from $375.3 million in the first quarter of 2012, due to an 11.2% decline in total sales volume over the first quarter of 2012, which was driven by the closure of the Sartell mill in the third quarter of 2012. The average sales price per ton was flat compared to the same period last year.

Net sales for our coated papers segment decreased 17.4% in the first quarter of 2013 to $250.5 million from $303.2 million for the same period in 2012, due to a 17.1% decrease in paper sales volume, which was driven by the closure of the Sartell mill.  The average sales price per ton of coated paper was flat compared to the same period last year.

Net sales for our market pulp segment increased 13.3% in the first quarter of 2013 to $37.2 million from $32.9 million for the same period in 2012.  The sales volume increased 8.7% while the average sales price per ton increased 4.2% compared to the first quarter of 2012.

Net sales for our other segment increased 16.0% to $45.5 million in first quarter of 2013 from $39.2 million in the first quarter of 2012.  This increase was driven by a 7.4% increase in sales volume and an 8.0% increase in average sales price per ton.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $317.8 million in the first quarter of 2013 compared to $368.7 million in 2012, reflecting the closure of the Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 12.4% for the first quarter of 2013 compared to 10.1% for the first quarter of 2012. Depreciation, amortization, and depletion expenses were $26.0 million for the first quarter of 2013 compared to $31.4 million for the first quarter of 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $18.8 million in the first quarter of 2013 and 2012.

Restructuring charges.  Restructuring charges for the first quarter of 2013 were $1.0 million, and consisted primarily of facility operations and personnel costs for the Sartell mill site through the date of sale. Restructuring charges were $0.1 million for the first quarter of 2012.

Other operating income.  Other operating income for the first quarter of 2013 was $3.3 million and consisted of the gain on the sales of our Sartell mill and Verso Fiber Farm LLC.

Interest expense.  Verso Paper’s interest expense for the first quarter of 2013 was $34.7 million compared to $32.1 million for the same period in 2012.  Verso Holdings’ interest expense was $34.4 million for the first quarter of 2013 compared to $30.9 million for the same period in 2012.

Other loss, net.  Other loss, net was $2.6 million in the first quarter of 2013 compared to $29.6 million in the first quarter of 2012, primarily attributable to losses related to debt refinancing.

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

	VERSO PAPER
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(Dollars in millions)	2012	2012	2013	2013
Cash flows from operating activities	$(70.5)	$12.0	$(83.2)	$(0.7)
Income tax expense	(0.1)	(1.4)	—	(1.3)
Amortization of debt issuance costs	(1.3)	(5.3)	(1.4)	(5.4)
Accretion of discount on long-term debt	(1.0)	(1.4)	(0.1)	(0.5)
Loss on early extinguishment of debt, net	(30.0)	(8.2)	—	21.8
Asset impairment	—	(77.4)	—	(77.4)
Equity award expense	(0.6)	(2.7)	(0.4)	(2.5)
Interest expense	32.1	135.5	34.7	138.1
Gain (loss) on disposal of assets	0.3	45.7	3.3	48.7
Other, net	(4.5)	5.0	3.2	12.7
Changes in assets and liabilities, net	65.1	(23.4)	66.2	(22.3)
EBITDA	(10.5)	78.4	22.3	111.2
Restructuring charges(1)	0.1	102.4	1.0	103.3
Gain on insurance settlement(2)	—	(52.6)	—	(52.6)
Loss on early extinguishment of debt, net(3)	30.0	8.2	2.6	(19.2)
Hedge losses (gains) (4)	4.7	(3.7)	(3.8)	(12.2)
Equity award expense(5)	0.6	2.7	0.4	2.5
Other items, net(6)	0.4	4.7	(2.4)	1.9
Adjusted EBITDA before pro forma effects of profitability program	25.3	140.1	20.1	134.9

(1)	Represents costs primarily associated with the closure of the Sartell mill in 2012.

(2)	Represents gain on insurance settlement resulting from the fire at our Sartell mill in 2012.

(3)	Represents net losses related to debt refinancing.

(4)	Represents unrealized losses (gains) on energy-related derivative contracts.

(5)	Represents amortization of non-cash incentive compensation.

(6)	Represents miscellaneous non-cash and other earnings adjustments and includes the gain on sale of the Sartell mill and Fiber Farm in 2013.

	VERSO PAPER
	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(Dollars in millions)	2012	2012	2013	2013
Net loss	$(73.9)	$(173.8)	$(38.4)	$(138.3)
Income tax benefit	(0.1)	(1.4)	—	(1.3)
Interest expense	32.1	135.4	34.7	138.0
Depreciation, amortization, and depletion	31.4	118.2	26.0	112.8
EBITDA	$(10.5)	$78.4	$22.3	111.2

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of March 31, 2013, $145.6 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $39 million in cost reductions. Of the $39 million in cost reductions, $27 million are expected to be realized in 2013 and the remaining $12 million are expected to be realized in 2014. We continue to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$(83,248)	$(70,531)	$(83,095)	$(70,479)
Investing activities	32,943	(16,904)	32,943	(16,904)
Financing activities	1,477	48,775	1,324	48,723
Net change in cash and cash equivalents	$(48,828)	$(38,660)	$(48,828)	$(38,660)

Operating activities.  In the first quarter of 2013, Verso Paper’s net cash used in operating activities of $83.2 million reflects a net loss of $38.4 million adjusted for non-cash depreciation, amortization, and accretion of $27.5 million and an increase in working capital of $68.2 million.  The change in working capital reflects seasonal increases in inventory and a decrease in accrued liabilities primarily as a result of scheduled semi-annual interest payments during the quarter.

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

Investing activities.  In the first quarter of 2013, Verso Paper’s net cash provided by investing activities of $32.9 million reflects proceeds from sale of Sartell and Fiber Farm of $27.6 million, capital expenditures of 8.2 million, and $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine.  This compares to $16.9 million of net cash used in investing activities in the first quarter of 2012, attributable to capital expenditures. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first quarter of 2013, Verso Paper’s net cash provided by financing activities was $1.5 million compared to net cash provided by financing activities of $48.8 million in the first quarter of 2012. Cash provided by financing activities in the first quarter of 2013, includes $10 million of net borrowings on revolving credit facilities offset by payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

In the first quarter of 2012, Verso Paper’s net cash provided by financing activities was $48.8 million, reflecting $334.2 million in cash received from the issuance of $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019 after discount, underwriting fees and issuance costs, net of cash payments of $285.5 million to repurchase $270.6 million of our 11.5% senior secured notes due 2014 and pay related fees and charges. Verso Holdings' financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facilities.  In May 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or "ABL Facility," and a $50.0 million cash-flow facility, or "Cash Flow Facility." Verso Holdings' ABL Facility had $10.0 million outstanding, $44.4 million in letters of credit issued, and $95.6 million available for future borrowing as of March 31, 2013.  Verso Holdings' Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of March 31, 2013.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of March 31, 2013, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  As of March 31, 2013, the weighted-average interest rate on outstanding advances was 4.25%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% senior secured notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350.0 million aggregate principal amount of 11.5% senior secured notes due 2014.  In March 2011, Verso Holdings repurchased and retired $35.0 million aggregate principal amount of the notes.  In March 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of the notes.  In April 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes.  Following such repurchases and redemption, there are no outstanding 11.5% senior secured notes due 2014.

11.75% Senior Secured Notes due 2019.  On March 21, 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% senior secured notes due 2019.  Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% Senior Secured Notes due 2014.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of second priority senior secured floating rate notes due 2014.  Through March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  On May 11, 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% secured notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the second priority senior secured floating rate notes.  Following the exchange, $13.3 million aggregate principal amount of the second priority senior secured floating rate notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of March 31, 2013, the interest rate on the notes was 4.05% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014.

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

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of March 31, 2013, we were in compliance with the covenants in our debt agreements.

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

Impairment of long-lived assets.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  We have identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  We assess indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Pension benefit obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

 Recent Accounting Developments

 ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was effective for fiscal years and interim periods beginning after December 15, 2012, which for us was the first quarter of 2013.  The adoption of the provisions of ASU No. 2013-02 resulted in additional disclosure of the location within the statement of operations of amounts reclassified from other comprehensive income but had no impact on our financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity will have the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU No. 2012-02 is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which for us was March 31, 2013.  The adoption of this guidance in the first quarter of 2013 did not have any impact on our consolidated financial statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During the first quarter of 2013, Quad/Graphics, Inc. accounted for approximately 12% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and the Second Priority Senior Secured Floating Rate Notes due 2014 accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2013, would increase annual interest expense by $0.2 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2013, we had liabilities for net unrealized losses of $0.1 million on open commodity contracts with maturities of one to twenty months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.1 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the first three months of 2013 as follows:

Period	Total Number of Shares Purchased	Average Price Per Share

January 1 - January 31, 2013	1,633	$1.09
February 1 - February 28, 2013	—	—
March 1 - March 31, 2013	17,593	1.20
Total for the three months ended March 31, 2013	19,226	$1.19

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

______________________________

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

Date: May 9, 2013
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: May 9, 2013
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

______________________________

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